Form 10QSB
period 2006-03-31
Windy Creek Developments, Inc.
filed 2006-06-06
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-132597

Windy Creek Developments, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0513176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3172 N. Rainbow Blvd., #409, Las Vegas, NV 89108
(Address of principal executive offices)

(702) 312-3072 (Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,410,000 shares of common stock as of May 12, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2006;
F-2	Statements of Operations for the quarters ended March 31, 2006 and 2005;
F-3	Statement of Stockholders Equity since inception November 8, 2001 to March 31, 2006
F-4	Statements of Cash Flows for the quarters ended March 31, 2006 and 2005;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2006

	(Unaudited) March 31. 2006	(Unaudited) December 31, 2005

ASSETS

Current assets
Cash	$24,286	$28,242
Total current assets	24,286	28,242

Fixed assets, net	--	--

Total assets	$24,286	$28,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$460	$460
Loan payable-related party	107	107
Total current liabilities	566	566

Long-term liabilities	--	--

Total Liabilities	566	566

Commitments and contingencies	--	--

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, no shares issued or outstanding
Common stock; $0.0001 par value; 40,000,000 shares authorized, 1,410,000 shares issued and outstanding	141	141
Additional paid-in capital	41,859	41,859
Accumulated deficit during development stage	(18,280)	(14,324)
Total stockholders' equity	23,720	27,676

Total liabilities and stockholders' equity	$24,286	$28,242

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three months ended March 31, 2006	For the Three Months ended March 31, 2005	For the period from November 8, 2001 (Date of Inception) through March 31, 2006

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling general and administrative	3,956	27	18,280
Total operating expenses	3,956	27	18,280

Loss from operations	(3,956)	(27)	(18,280)

Other income (expense)
Other income	--	--	--
Total other income (expense)	--	--	--

Loss before provision for income taxes	(3,956)	(27)	(18,280)

Provision for income taxes	--	--	--

Net loss	$(3,956)	$(27)	$(18,280)

Net income (loss) per common share - basic and dilute	$--	$--	$--

Weighted average common shares outstanding basic and diluted	1,410,000	1,210,000	1,410,000

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS EQUITY
Since Inception November 8, 2001 to March 31, 2006

	Common Stock		Additional	Accumulated Deficit During
	Shares	Amount	Paid-in Capital	Development Stage

Balance, November 8, 2001 (Date of Inception)	$--	$--	$--	$--

Net loss	--	--	--	--
Balance, December 31, 2001	--	--	--	--
Net loss	--	--	--	--
Balance, December 31, 2002	--	--	--	--
Net loss	--	--	--	(1,107)
Balance, December 31, 2003	--	--	--	(1,107)
Issuance of stock for reduction of debt, $0.001 per share	1,000,000	100	900	--
Issuance of stock for cash, $0.10 per share	210,000	21	20,979	--
Net loss	--	--	--	(262)

Balance, December 31, 2004	1,210,000	$121	$21,879	$(1,369)

Issuance of stock for cash, $0.10 per share	200,000	20	19,980	--

Net loss	--	--	--	(12,956)

Balance, December 31, 2005	1,410,000	141	41,859	$(14,325)

Net loss				(3956)

Balance, March 31, 2006	1,410,000	141	41,859	$(18,281)

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31, 2006	For the Three Months ended March 31, 2005	For the period from November 8, 2001 (Date of Inception) through December 31, 2005

Cash flows from operating activities:
Net loss	$(3,956)	$(27)	$(18,280)

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities		27	566
Net cash used by operating activities	(3,956)	--	(17,714)

Cash flows from investing activities:
Purchase of intangible assets	--	--	--
Purchase of fixed assets	--	--	--
Net cash provided (used) by investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party loan		--	--
Proceeds from issuance of common stock	--	8,000	42,000
Net cash provided by financing activities	--	8,000	42,000

Net change in cash	(3,956)	8,000	24,286

Cash, beginning of period	28,242	21,003	--

Cash, end of period	$24,286	$29,003	$24,286

Supplemental non-cash financing activities:
Issuance of 1,000,000 shares of common stock in satisfaction of related party debt	$--	$--	$1,000

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Windy Creek Developments, Inc. (hereinafter referred to as the
“Company”) located in Las Vegas, Nevada was incorporated in Nevada on November 8,
2001. The Company is in the mineral exploration and development business. The Company has not commenced significant operations.
History - The Company was incorporated under the laws of the State of Nevada on November 8, 2001 as Nevada Development Associates, Inc. Although the initial intended business of the Company was internet based travel, it remained inactive until March 29, 2004. At this time the decision to move into the mineral exploration and development business was made, and the name of the Company was changed to Windy Creek Developments, Inc. , effective July 21, 2004

Development stage company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. The Company has not commenced its planned principal operations and therefore is considered a Development Stage Company.

Year end - The Company’s year end is December 31.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and expense recognition - Revenues are recognized when received. Costs and expenses are recognized during the period in which they are incurred

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Research and development costs - The Company accounts for research and development costs in accordance with the Statement of Financial Standards No. 2 “Accounting for Research and Development Costs”, which requires that all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expenses as incurred. Third party research and development costs are expenses when the contracted work has been performed or as milestone results have been achieved.

Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has incurred no expenses on research and development to date.

Mineral Property Payments and Exploration Costs - The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to the establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are to be expensed.

2. LOAN PAYABLE - RELATED PARTY

Current loan payable as of December 31, 2005 of $107 is payable to a shareholder of the company. The loan is unsecured, non-interest bearing and due on demand.

3. CAPITAL STOCK TRANSACTIONS

PreferredStock - The authorized preferred stock is 10,000,000 shares with a par value of
$0.0001 per share. As of March 31, 2006 there were no preferred shares issued or outstanding.

Common Stock - The authorized common stock is 40,000,000 shares with a par value of
$0.0001 per share. As of March 31, 2006, The Company had 1,410,000 shares of common stock issued and outstanding.

In March 2004, the Company issued 1,000,000 shares of its common stock to its director in exchange for a reduction in debt owed of $1,000.

In December 31, 2004, the Company issued 210,000 shares of its common stock to twenty- one individuals in exchange for $21,000 in cash.

In June 2005, the Company issued 180,000 shares of common stock to 18 individuals for cash totaling $18,000 or $0.10 per share.

In September 2005, the Company issued 20,000 shares of common stock to 2 individuals for cash totaling $2,000 or $0.10 per share.

4. GOING CONCERN

The Company incurred a net loss since inception. For the foregoing reasons, substantial doubt exists regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and sources of revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning this Company and its business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

We are in the business of mineral exploration. We have entered into a Mining Option Agreement wherein we have acquired an option to purchase a 100% interest in the Victory mineral claims located within the Nelson Mining Division of British Columbia. Under the terms of the Mining Option Agreement, we will be able to exercise our option by making payments of $25,000 to the optionor and spending $50,000 in exploration expenses on or before December 31, 2006, and by making additional payments of $75,000 to the optionor and spending an additional $200,000 in exploration expenses on or before December 31, 2007. We also agree to incur $250,000 in exploration expenditures on or before October 31 of each year subsequent to 2007. We will either satisfy the payment terms of the Mining Option Agreement in the time frame provided thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Mining Option Agreement. The optionor can terminate the Mining Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default.

We have not commenced our planned exploration program. Our plan of operations is to conduct mineral exploration activities on the Victory mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper, lead, zinc, gold, and other metallic minerals. We have not, nor to our knowledge has any predecessor, identified any commercially exploitable reserves of these minerals on the Victory mineral claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the Victory mineral claims.

The property that is the subject of the Victory mineral claims is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated, although an adit is indicated on the Udiville claim which must be confirmed by an on-site examination. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims.

We selected the Victory mineral properties based upon an independent geological report which was commissioned from Paul Kallock, a Consulting Geologist. Mr. Kallock recommended a two-phase exploration program on these claims which will cost us approximately $300,000. Our exploratory budget for the two-phase program is set forth below.

Phase I	Exploration Expenditure
Road preparation, trenching, drill site preparation	$ 10,000
Geochemical and geophysical surveys	$ 15,000
Geochemical Analyses	$ 10,000
Geological mapping, core logging	$ 10,000
Diamond drilling, 150m @ $120/m	$ 18,000
Food and lodging	$ 3,000
Transportation	$ 2,500
Engineering and supervision	$ 10,000
Reporting, computer adaptation	$ 5,000
Subtotal	$ 83,500
Contingencies @20%	$ 16,700
Phase I Total	$ 100,200
Approximately	$ 100,000

Phase II
Diamond drilling continued, allow 1600 m plus support services	$ 200,000

Total, Phases I and II	$ 300,000

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Due to weather constraints in the area of the Victory mineral claims, Phase I will begin in the third quarter of 2006. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make this decision to proceed with further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete Phase I and any additional phases, we will need to raise additional capital. We plan to raise additional capital in the amount of $100,000 to $150,000 during the second and third quarters of 2006 by seeking funds from existing investors or by offering equity securities to new investors.

Our total expenditures over the next twelve months are anticipated to be approximately $80,000 as we undertake Phase I exploration. Specifically, we will incur $55,000 in connection with the commencement of Phase I of our recommended geological work program, as follows:

Road preparation, trenching, drill site preparation	$ 10,000
Geochemical and geophysical surveys	$ 15,000
Geochemical Analyses	$ 10,000
Geological mapping, core logging	$ 0
Diamond drilling, 150m @ $120/m	$ 0

Food and lodging	$ 1,500
Transportation	$ 1,000
Engineering and supervision	$ 5,000
Reporting, computer adaptation	$ 2,500
Contingencies	$ 10,000

We will also expend $25,000 in connection with the Option Agreement and monies due to Mr. Locke B. Goldsmith prior to December 31, 2006. We had working capital in the amount of $23,719.54 as of March 31, 2006. This money along with our plan to raise equity financing in the amount of $100,000 to $150,000 should be enough to cover the $80,000 in expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Corporate History

We were incorporated on November 8, 2001, under the laws of the state of Nevada as Nevada Development Associates, Inc, and the name was changed to Windy Creek Developments on July 22, 2005. Our principal offices are located at 3172 N. Rainbow Blvd., #409. We act as our own resident agent at the same address. Our phone number is 702-312-3072. Our fiscal year ended is December 31.

Results of Operations for Three Months Ending March 31, 2006 and 2005

For the three month period ended March 31, 2006, we generated no revenue, nor was any revenue generated in the three months ended March 31, 2005. We are currently an exploration and development stage company. To date, we have not generated any revenue from our operations.

For the three months ended March 31, 2006, we incurred operating expenses of $3,956, compared to $27 for the three months ended March 31, 2005. Our expenses during the three months ended March 31, 2006 were attributable primarily to Accounting Fees and Transfer Agent Fees. Our net loss for the three months ended March 31, 2006, was $3,956, compared to a loss of $27 for the three months ended March 31, 2005. The increase in net loss is attributable primarily to an increase in Accounting Fees and Transfer Agent Fees.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $24,286, all of which consisted of cash and cash equivalents. Our total current liabilities as of March 31, 2006 were $566.46. As a result, we had working capital of $23,719.54 as of March 31, 2006.

Operating activities used $3,956 in cash for the three months ended March 31, 2006. Our net loss of $3,956 was the sole component of our negative operating cash flow. We primarily relied on cash on hand to fund our operations during the three months ended March 31, 2006.

The success of our business plan in the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that we do not have the necessary working capital to service our debt and for our planned activities. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Raymond Cottrell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN CORPORATION

Date:	June 5, 2006

By: /s/ Raymond Cottrell Raymond Cottrell Title: Chief Executive Officer, Chief Financial Officer, and Director