Form 10QSB
period 2006-06-30
Windy Creek Developments, Inc.
filed 2006-08-02
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-132597

Windy Creek Developments, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0513176
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3172 N. Rainbow Blvd. Suite 409 Las Vegas, NV 89108
(Address of principal executive offices)

(702) 312-3072
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,410,000 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2006 and 2005;
F-2	Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from November 8, 2001 (date of inception) through June 30, 2006;
F-3	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 and for the period from November 8, 2001 (date of inception) through June 30, 2006; and
F-4	Statement of Stockholders Equity from November 8, 2001 (date of inception) to June 30, 2006
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	June 30, 2005
ASSETS

Current assets
Cash	$13,146	$39,100
Total current assets	13,146	39,100

Total assets	$13,146	$39,100

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$460	$10,389
Loan payable-related party	107	107
Total current liabilities	567	10,496

Long-term liabilities	--	--

Total liabilities	567	10496

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized, no shares issued or outstanding
Common stock; $0.0001 par value; 40,000,000 shares
authorized, 1,410,000 shares issued and outstanding	141	139
Additional paid-in capital	41,859	39,861
Accumulated deficit during development stage	(29,421)	(11,396)
Total stockholders' equity	12,579	28,604

Total liabilities and stockholders' equity	$13,146	$39,100

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the period from
					November 8, 2001
					(Date of Inception)
	For the three months ended	For the three months ended	For the six months ended	For the six months ended	through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenues	$--	$--	$--	$--	$--

Cost of revenues	--	--	--	--	--

Gross profit	--	--	--	--	--

Operating expenses
Selling general and administrative	11,140	10,000	15,096	10,027	29,421
Total operating expenses	11,140	10,000	15,096	10,027	29,421

Loss from operations	(11,140)	(10,000)	(15,096)	(10,027)	(29,421)

Other income (expense)
Other income	--	--	--	--	--
Total other income (expense)	--	--	--	--	--

Loss before provision for income taxes	(11,140)	(10,000)	(15,096)	(10,027)	(29,421)

Provision for income taxes	--	--	--	--	--

Net loss	$(11,140)	$(10,000)	$(15,096)	$(10,027)	$(29,421)

Net income (loss) per common share - basic and diluted	$--	$--	$--	$--

Weighted average common shares outstanding - basic and diluted	1,410,000	1,390,000	1,410,000	1,390,000

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVELOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

					For the period from
					November 8, 2001
					(Date of Inception)
	For the three months ended	For the six months ended	For the three months ended	For the six months ended	through
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005	June 30, 2006

Cash flows from operating activities:
Net loss	$(11,140)	$(15,096)	$(10,000)	$(10,027)	$(29,421)
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities			(600)	(573)	567
Net cash used by operating activities	(11,140)	(15,096)	(10,600)	(10,600)	(28,854)

Cash flows from investing activities:
Purchase of fixed assets	--	--	--	--	--
Net cash provided (used) by investing activities	--	--	--	--	--

Cash flows from financing activities:
Proceeds from related party loan					1,000
Proceeds from issuance of common stock			10,000	18,000	41,000
Net cash provided by financing activities	--	--	10,000	18,000	42,000

Net change in cash	(11,140)	(15,096)	(600)	7,400	13,146

Cash, beginning of period	24,286	28,242	29,003	21,003	--

Cash, end of period	$13,146	$13,146	$28,403	$28,403	$13,146

Supplemental non-cash financing activities:
Issuance of 1,000,000 shares of common stock in satisfaction of related party debt	$-	$-	$-	$-	$1,000

See Accompanying Notes to Consolidated Financial Statements

WINDY CREEK DEVLOPMENTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Accumulated	Total
	Common Stock		Additional	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity
Balance, November 8, 2001 (Date of Inception)	--	$--	$--	$--	$--

Net loss	--	--	--	(1,107)	(1,107)

Balance, December 31, 2003	--	--	--	(1,107)	(1,107)

Issuance of stock for reduction of debt, $0.001 per share	1,000,000	100	900	--	1,000

Issuance of stock for cash, $0.0001 per share	210,000	21	20,979	--	21,000

Net loss	--	--	--	(262)	(262)

Balance, December 31, 2004	1,210,000	121	21,879	(1,369)	20,631

Issuance of stock for cash, $0.0001 per share	180,000	18	17,982	--	18,000

Issuance of stock for cash, $0.10 per share	20,000	2	1,998		2,000

Net loss	--	--	--	(12,956)	(12,956)

Balance, December 31, 2005	1,410,000	141	41,859	(14,325)	$27,675

Net loss	--	--	--	(15,096)	(15,096)

Balance, June 30, 2006	1,410,000	141	41,859	(29,421)	12,579

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

3.     CAPITAL STOCK TRANSACTIONS

Preferred Stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.0001 per share. As of June 30, 2006 there were no preferred shares issued or outstanding.

Common Stock - The authorized common stock is 40,000,000 shares with a par value of $0.0001 per share. As of March 31, 2006, The Company had 1,410,000 shares of common stock issued and outstanding.

In March 2004, the Company issued 1,000,000 shares of its common stock to its director in exchange for a reduction in debt owed of $1,000.

In December 31, 2004, the Company issued 210,000 shares of its common stock to twenty-one individuals in exchange for $21,000 in cash.

In June 2005, the Company issued 180,000 shares of common stock to 18 individuals for cash totaling $18,000 or $0.10 per share.

In September 2005, the Company issued 20,000 shares of common stock to 2 individuals for cash totaling $2,000 or $0.10 per share.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Due to weather constraints in the area of the Victory mineral claims, Phase I will begin in the third quarter of 2006. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make this decision to proceed with further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete Phase I and any additional phases, we will need to raise additional capital. We plan to raise additional capital in the amount of $100,000 to $150,000 during the third quarter of 2006 by seeking funds from existing investors or by offering equity securities to new investors.

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

We will also expend $25,000 in connection with the Option Agreement and monies due to Mr. Locke B. Goldsmith prior to December 31, 2006. We had working capital in the amount of $13,146 as of June 30, 2006. This money along with our plan to raise equity financing in the amount of $100,000 to $150,000 should be enough to cover the $80,000 in expenditures in the next twelve months. Any remaining monies will be carried forward to complete Phase I and begin Phase II.

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

Results of Operations for the three and six months ended June 30, 2006 and 2005

For the three month and six month periods ended June 30, 2006, we generated no revenue, nor was any revenue generated in the three and six month periods ended June 30, 2005. We are currently an exploration and development stage company. Thus, we generate no revenue from our operations.

For the three months ended June 30, 2006, we incurred operating expenses of $11,140, compared to $10,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006,

we incurred operating expenses of $15,096, compared to $10,027 for the six months ended June 30, 2005. Our expenses during these periods were attributable mostly to legal and accounting fees.

For the three months ended June 30, 2006, our net loss was $11,140, compared to $10,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, our net loss was $15,096, compared to $10,027 for the six months ended June 30, 2005. The increase in net loss is entirely attributable to our operating expenses.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $13,146, all of which consisted of cash and cash equivalents. Our total current liabilities as of June 30, 2006 were $567. As a result, we had working capital of $12,579 as of June 30, 2006.

Operating activities used $15,096 in cash for the six months ended June 30, 2006. Our net loss of $15,096 for this period was the sole component of our negative operating cash flow. We primarily relied on cash on hand to fund our operations during the six months ended June, 2006.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Raymond Cottrell. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

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

Windy Creek Developments, Inc.

Date:	August 1, 2006

By: /s/ Raymond Cottrell Mr. Raymond Cottrell Title: Chief Executive Officer and Director