Form 10QSB
period 2006-09-30
Surfect Holdings, Inc
filed 2006-11-14
CIK 1356505

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 333-132597

SURFECT HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE		88-0513176
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12000-G Candelaria NE, Albuquerque, New Mexico 87112
(Address of principal executive offices)

(505)294-6354
(Issuer’s telephone number)

Windy Creek Developments, Inc. 3172 N. Rainbow Blvd. Suite 409 Las Vegas, NV 89108
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of November 14, 2006:

No Par Value Common:	14,201,667

 Transitional Small Business Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	Sept 30,	Dec 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,916,381	$28,392
Prepaid expenses and other current assets	119,412	15,435
Total current assets	3,035,793	43,827

Fixed Assets:
Furniture and machinery	256,479	278,213
Office and computer equipment	108,918	102,777
Leasehold improvements	69,339	69,339
	434,737	450,329
Less accumulated depreciation and amortization	(170,019)	(141,613)
Total fixed assets	264,718	308,716

Patents
Pending patents	106,566	72,059
Issued patents, net of accumulated amortization of $3,214 and $989 as of September 30, 2006 and December 31, 2005, respectively	42,501	42,973
Total patents	149,066	115,032

Total assets	$3,449,577	$467,575

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets (continued)

	Sept 30,	Dec 31,
	2006	2005
Liabilities and Stockholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$100,303	$195,847
Bank overdraft	-	114,136
Deposits payable	176,750	261,750
Notes payable	89,257	300,000
Current portion of capital lease	2,125	2,125
Other accrued liabilities	36,668	44,071
Total current liabilities	405,103	917,929

Long term liabilities, less current portion
Capital lease	5,722	7,067

Total liabilities	410,825	924,996

Stockholders' (deficit) equity - (see Recapitalization and Merger at Note 2)
Series A convertible cumulative preferred shares	-	4,113,879
Common stock	14,202	100,541
Additional paid in capital	10,019,032	61,777
Deficit accumulated during development stage	(6,994,482)	(4,733,618)
Total stockholders' (deficit) equity	3,038,752	(457,421)
Total liabilities and stockholders' equity	$3,449,577	$467,575

The accompanying notes are an integral part of these statements.

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		For the Period from December 26, 2000 (Inception) to Sept 30, 2006
	2006	2005	2006	2005
Expenses:
Payroll and employee benefits	$378,136	$155,502	$905,557	$738,194	$2,786,240
Research and development	161,929	73,945	539,758	349,230	1,701,635
General and administrative	289,833	242,216	629,419	393,533	1,946,862
Sales and marketing	41,906	1,204	123,384	45,058	325,005
Depreciation and amortization	16,060	17,920	51,564	48,735	198,115
Interest	7,208	395	8,977	1,343	152,571
Total expenses	895,072	491,182	2,258,659	1,576,093	7,110,428

Other income (expense)	1,799	9,819	(2,205)	11,697	115,946
Net loss	$893,273	$481,363	$2,260,864	$1,564,396	$6,994,482

Net loss per share attributable to common stockholders, basic and diluted	$0.06	$0.07	$0.16	$0.24	$0.49
Shares used in computing basic and diluted net loss per share attributable to common stockholders	14,201,667	6,430,000	14,201,667	6,430,000	14,201,667

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2002	-	-	-	-	-	(570,078)	(570,078)
Balance at December 31, 2002	5,020,000	100,400	-	-	918	(570,078)	(468,760)
Net loss for year ended December 31, 2003	-	-	-	-	-	(208,746)	(208,746)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(778,824)	(677,506)
SHI issuance of stock for reduction of debt at $.001 per share	1,000,000	100			900	-	1,000
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879
SHI Issuance of stock for cash at $.10 per share	210,000	21			20,979		21,000
Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,819)	(1,444,819)
Balance at December 31, 2004	6,230,000	100,521	12,549,568	4,113,879	22,797	(2,223,643)	2,013,554
Fair value of stock options vested	-	-	-	-	19,000	-	19,000
SHI Issuance of stock for cash at $.10 per share	180,000	18			17,982		18,000
SHI Issuance of stock for cash at $.10 per share	20,000	2			1,998		2,000
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,509,975)	(2,509,975)
Balance at December 31, 2005	6,430,000	100,541	12,549,568	4,113,879	61,777	(4,733,618)	(457,421)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(2,260,864)	(2,260,864)
Issuance of Common stock at $0.02 upon exercise of option on 6/15/06	75,000	1,500			-	-	1,500
Net fair value of stock options vested and exercised during period	-	-	-	-	97,120	-	97,120

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006
(continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Effect of merger and recapitalization:

Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)		-	-
Issuance Common stock at $.043 and $.02 per share	4,827,305	202,337			(97,698)	-	104,639
Cancellation of STI Common Stock	(55,548,618)	(6,904,242)			6,904,242	-	-
Conversion of Windy Creek Developments Common stock upon merger with Windy Creek-DE	7,187,560	2,360			(2,360)	-	-
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)				-	(13,875)
Cancellation of SHI restricted shares	(6,097,559)	-				-	-
Issuance of SHI Common Stock to STI Holders	8,001,666	8,002				-	8,002
Issuance of Common stock for net proceeds of $3,059,651, cash and conversion of $500,000 demand note payable to a majority shareholder *.	3,700,000	3,700	-	-	3,055,951	-	3,059,651
Balance at September 30, 2006 (unaudited)	14,201,667	$14,202	-	$-	$10,019,032	$(6,994,482)	$3,038,752

* includes 400,000 shares to Investor Relations consultants.

The accompanying notes are an integral part of these statements.

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to Sept 30, 2006
	2006	2005
Operating activities
Net loss	$(2,260,864)	$(1,564,396)	$(6,994,482)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,564	48,735	198,115
Loss on disposal of assets	8,010	10,006	26,873
Stock based compensation	197,785	19,000	216,785
Interest accrued converted to preferred stock	-	-	113,879
Related expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(103,977)	9,934	(119,412)
Accounts payable	(95,544)	(35,496)	99,197
Deposits payable	(85,000)	-	176,750
Accrued liabilities	(7,403)	(46,696)	36,668
Net cash used in operating activities	(2,295,430)	(1,558,913)	(6,200,460)

Investing activities
Patent investment	(36,259)	-	(152,280)
Investment in fixed assets	(13,350)	(193,658)	(428,639)
Net cash used in investing activities	(49,609)	(193,658)	(580,919)

Financing activities
Bank Overdraft	(114,136)	-	-
Proceeds from notes payable	640,172	-	1,941,279
Repayments on notes payable	(350,915)	-	(350,915)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	2,559,251	1,000	2,660,569
Proceeds from issuance of preferred stock	2,500,000	-	5,496,832
Net payments against capital lease	(1,344)	(1,406)	(3,844)
Repayments on leasehold improvement notes	-	(7,664)	(46,161)
Net cash provided by (used in) financing activities	5,233,028	(8,070)	9,697,760

Net increase (decrease) in cash and cash equivalents	2,887,989	(1,760,641)	2,916,381
Cash and cash equivalents at beginning of period	28,392	2,141,340	-
Cash and cash equivalents at end of period	$2,916,381	$380,699	$2,916,381

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to Sept 30, 2006
	2006	2005

Interest paid	$8,977	$1,343	$152,571

Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable.	$-	$-	$1,159,047
Conversion of $500,000 demand note for 20 Units of PPM offering at $25,000 per unit	$500,000	$-	$500,000
Issuance of 400,000 shares of Common Stock to IR Consultants as part of merger and recapitalization.	$400,000	$-	$400,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Operating results for the three and nine month periods ended September 30, 2006 and September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Report on Form 8-K dated September 27, 2006 incorporated herein by reference.

The unaudited condensed consolidated statement of operations for the nine month and three month periods ended September 30, 2006 and 2005 are presented as if the merger transaction was consummated on January 1, of each respective year end and combines the historical results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and Surfect Technologies, Inc. for those periods reported.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

The condensed consolidated balance sheet at December 31, 2005 and statements of stockholders’ equity and comprehensive loss for the period from December 26, 2000 (Inception) through December 31, 2005 have been derived from the audited financial statements of the individual companies prepared in conformity with the generally accepted accounting principles. Such audited financial statements are available within the Company’s Form 8-K filing of September 27, 2006 which incorporated herein by reference.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through September 30, 2006 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop marketable products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2005 and September 30, 2006 the Company’s consolidated cash and cash equivalents were $28,392 and $2,916,381, respectively. To fund its continuing operations, the Company received the proceeds from an issuance of Series A-1 preferred shares in January and May, 2006 and a private placement of equity securities in the amount of $3.3 million in September, 2006. With the receipt of this funding, the Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Surfect Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Risk
Credit Concentration—Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of deposits in excess of FDIC limits. The Company’s demand deposits are placed with major financial institutions, and management believes that it is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

Financing Concentration—The Company remains in the development (preoperational) stage and the majority of its debt and equity financing has come from its principal investor.

Supplier Concentration—The Company is heavily reliant on an outsourcing firm to develop tooling and manufacturing processes to bring its products to market. The Company is attempting to develop alternate relationships to diversify its risk concentration.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Fixed Assets, Depreciation and Amortization
Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Assets depreciation and amortization has been provided by the Company in order to reduce the net value of equipment over estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five and three year lives, respectively. Furniture and machinery are depreciated over seven year lives. Leasehold improvements are amortized over the original life of the lease, plus known options to extend the lease, or the remaining life of the lease improvements whichever is shorter.

Loss per Common Share
Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the number of common shares outstanding at the end of each period. A weighted average calculation was deemed to be inadequately representative due to the change in equity structure as a result of recapitalization at both the Parent and Subsidiary Company levels in the month of September in preparation for the merger on September 27, 2006 reported on Form 8-K dated September 27, 2006 and incorporated herein by reference. Diluted loss per share excludes common shares potentially issuable as result of the exercise of stock options and warrants in the diluted loss per share calculation since their impact would be antidilutive.

The Company has incurred losses in all periods since inception. Basic loss per share and diluted loss per share have been calculated based upon the number of common shares outstanding at the end of each of the periods presented.

Other Comprehensive Income
From inception through December 31, 2005 and September 30, 2006, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expense amounts reported include non payroll amounts. Payroll costs of research and development are reported as payroll.

Stock Option Plan
The Company uses the fair value based method of accounting for its stock option plan.

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, principally cash and debt, approximates their carrying value.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

2.	Recapitalization and Merger

(a) Merger

On September 27, 2006, Surfect Acquisition Corp., a wholly-owned subsidiary of Surfect Holdings, entered into an agreement of merger and plan of reorganization with Surfect Technologies, a Delaware corporation. The merger became effective on September 27, 2006, resulting in Surfect Technologies being 100% owned by Surfect Holdings.

(1) Immediately prior to the merger, Surfect Technologies had a total of 55,871,298 shares of common stock issued and outstanding.   In connection with the merger, Surfect Holdings issued 8,001,666 shares of its common stock to Surfect Technologies’ stockholders who qualified as accredited investors in exchange for 55,548,619 shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.

Also in connection with the merger, (i) options to purchase a total of 13,872,696 shares of Surfect Technologies’ common stock held by certain members of Surfect Technologies’  management team were converted into options to purchase 1,998,334 shares of Surfect Holdings’ common stock at the same exercise price and on the terms set forth in the options and (ii) options to purchase a total of  4,069,000 shares Surfect Technology common stock were converted into options to purchase 586,131 shares of Surfect Holdings common stock under the Stock Option Plan at the same exercise price and on the terms set forth in the option.  Our issuances of common stock and options in connection with the merger were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

The merger has been treated as a recapitalization of Surfect Technologies for financial accounting purposes. Surfect Technologies has been treated as the acquirer for accounting purposes, whereas Surfect Holdings has been treated as the acquirer for legal purposes. Accordingly, the historical financial statements of Surfect Holdings before the recapitalization will be replaced with the historical financial statements of Surfect Technologies in all future filings with the Securities and Exchange Commission, or SEC.

(b) Issuance of new securities

On the closing of the merger, Surfect Holdings issued 112 units of its equity securities to a total of 37  investors, all of whom were accredited, pursuant to a private placement.  Each unit was offered at a purchase price of $25,000 and consisted 25,000 shares of the our common stock and a warrant to purchase 12,500  shares of  Common Stock at an exercise price of $2.00 per share. In addition, the Company issued 20 units in settlement of a $500,000 demand note with its principal shareholder. The Company also issued 400,000 shares of Common Stock to Investor Relations consultants as part of the transaction. Pursuant to registration rights provisions with investors in the private placement, Surfect Holdings is required to file a registration statement for the resale of the common stock issued to the investors and the common stock issuable upon exercise of the warrants by November 27, 2006.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

The table below shows the effect on equity of the merger transaction:

Recapitalization:		Common shares		Preferred shares
	Date:	Shares	$	Shares	$	Additional Paid in Capital
Equity balances of Surfect Technologies, Inc. immediately prior to merger	9/01/2006	5,095,000	$101,900	29,216,235	$6,613,879	$117,038
Issuance of Common on exercise of options	9/22/2006	4,827,305	202,338			(97,699)
Conversion Preferred Shares to Common	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)

(1) Cancellation of STI Common stock	9/27/2006	(55,548,618)	(6,904,242)			6,904,242

(2) Repurchase of Common held by non-accredited	9/27/2006	(322,679)	(13,875)

Record Existing Windy Creek Common stock	9/27/2006	2,500,001	2,500			39,500
Issuance of Shares to STI Holders	9/27/2006	8,001,666	8,002
Issuance of Private Placement Units	9/27/2006	3,300,000	3,300			2,655,951
Issuance of shares to Investor Relation Consultants	9/27/2006	400,000	400			400,000
		14,201,667	$14,202	-	$-	$10,019,032

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

3.	Patents

Patents at December 31, 2005, and September 30, 2006 include capitalized costs of $42,973 and $42,501, respectively, net of amortization of $989 and $3,214, respectively, as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $72,059 and $106,566, respectively have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

4.	Deposits payable

The Company received customer deposits in 2004 toward purchases of equipment from the Company. These sales were never consummated. A portion of these deposits were refunded during 2005 and 2006 and the balance is reflected as a liability at December 31, 2005 and September 30, 2006. (See Subsequent Events below.)

5.	Income taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company itself became responsible for paying its income tax liabilities. For the period from July 1, 2004 through December 31, 2005 and September 30, 2006, the Company incurred taxable losses totaling approximately $3,148,000 and $5,409,000, respectively, which are available to offset future taxable income through 2025, subject to ownership change limitations.
6.	Debt

The Company had the following debt at December 31, 2005 and September 30, 2006. The December 31, 2005 notes were repaid in the first quarter of 2006:

	12/31/2005	9/30/2006
9% demand notes payable to majority shareholders.
Interest is accrued using simple interest.	$300,000	$-
Note to insurance carrier	-	89,257
	$300,000	$89,257

Beginning in 2003, the Company’s majority shareholder advanced funds to the Company in the form of convertible promissory notes. Except for the amounts reflected above, as of December 31, 2005 and September 30, 2006, all such notes had been converted into preferred or common shares.

Notes payable reflected as of September 30, 2006 represent the outstanding policy note balance on the Company’s insurance policies. This policy note provides for extinguishment within 10 months of the policy issuance of September 26, 2006.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

7.	Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. At December 31, 2005, Surfect had severe liquidity problems. During 2006, Surfect received additional funding that has alleviated its liquidity problems. Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary product development activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.	Stock Options

The Company has reserved 1,500,000 of its common shares for issuance under its incentive stock option plan to directors, key employees and key consultants. The plan was adopted at the time of merger on September 22, 2006. The plan rolled forward certain options issued under the Incentive Option Plan from Surfect Technologies, Inc. dated December 17, 2001 and terminating on December 17, 2011. The plan is administered by a committee authorized by the board of directors. Options under the plan vest monthly over periods of up to ten years and accelerate in the event of a defined liquidity event. Options granted under the plan expire between December 17, 2006 and June 1, 2015. Options expire if they are not exercised by their expiration date. Vested stock options issued to employees who voluntarily terminate employment must be exercised within 14 days of termination. Vested options of employees who are terminated for cause expire upon termination.

See the discussion of the preexisting Surfect Technologies, Inc. Incentive Option Plan at Note 11 to the December 31, 2005 Audited Financial Statements included in the Company’s Report on Form 8-K dated September 27, 2006 and incorporated by reference.

9.	Subsequent events

On October 31, 2006, the Company received communication of final acceptance of its first delivered Rio PaveCell ™ electroless system to C. Uyemura & Co., in Japan and an expression of interest in moving forward with a joint chemistry development program.

As a result of the conclusion of the sale, the Company will recognize an initial $221,000 of revenue from the sale of product in October, 2006 and anticipates moving out of the development stage during the fourth quarter. In addition, the Company will be able to remove the $176,750 balance of deposits payable which represents 43% of the total liabilities of the Company as of September 30, 2006.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in material and labor costs; the availability and cost of financing to expand the Company’s business; and the ability of the Company to establish a market for it’s product. Additional risk factors include those discussed in reports filed by the Company from time to time on forms 10-KSB, 10-QSB and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and plan of operations and analysis of financial condition of Surfect Holdings, Inc. for the three and nine months ended September 30, 2006 and 2005 and the fiscal year ended December 31, 2005 and the period from inception, should be read in conjunction with Selected Consolidated Financial Data and Surfect’s financial statements and the notes to those financial statements that are included in Form 8-K filed with the Commission as of September 27, 2006 and incorporated herein.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-QSB. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

Company

Through our operating subsidiary, Surfect Technologies, we are an early stage developer of automated electroplating tools for wafer-scale deposition, processes to apply metal deposits at the wafer level, and solder material technologies designed to address challenges facing the electronics component fabrication and semiconductor assembly industry.

Surfect Technologies was formed in December 26, 2000 to develop and commercialize patented automated wafer-scale electroplating deposition tools which apply proprietary combinatorial deposits at the wafer level through a unique process.

Electroplating technology is one of the primary methods used to apply solder bumps to semiconductor wafers which are designed to extend interconnection capabilities beyond the existing wire-bonding techniques.  In addition to electroplating, solder bumps may be formed or placed on wafers through evaporation, printing, pre-formed solder sphere placement, and stud bumping.  Electroplating and evaporation are the only feasible technologies to form copper and other hard metal bumps.  As opposed to wire-bonding, the area array solder-bump configuration allows the entire surface of a chip (the “die”) to be populated with solder bumps that are subsequently interconnected to a substrate for the highest possible input/output (I/O) counts in order to meet the demand for electrical functionality in integrated circuit (IC) technology. Although traditional gold and aluminum wire bond continues to dominate IC interconnects in terms of absolute numbers, “flip chip” technology (which consists of the face-down soldering of IC devices to chip carriers) is gaining wider acceptance due primarily to the improvements afforded by such technology in such aspects as electrical performance, functionality and reliability, particularly for consumer electronics.

Surfect has developed a disruptive compact electroplating deposition process and tool that provides the electronics industry with a more cost effective way to fabricate high performance, low cost interconnects.  Surfect’s process tool deposits interconnect in the critical path between the IC die and the PC or consumer product circuit board.  Surfect believes that  the large growth in consumer and wireless products drives a demand for miniaturization that can only be satisfied with reduction in interconnect paths and materials.

Surfect combines improved process technology with a novel closed cell tool technology to dramatically reduce the difficulty of introducing and supporting flip chip bumping technology in production.  Utilizing a single wafer, closed process cell design, Surfect has eliminated the need to move the wafer through various plating chemistries reducing the need for robotics and therefore reducing machine cost and footprint.  This single cell approach expedites and improves production by minimizing wafer handling and, more importantly, enabling a wide range of lead-free solders to be applied.

Through this technology, Surfect provides its prospects with a more cost effective single cell tool which fits their production needs better and provides the range of leaded and lead-free solders that they require to remain competitive and expand their wafer bumping lines in support of the market’s growth opportunities.  Surfect believes that the large growth in consumer markets demands more cost effective process technology with closed-loop plating monitoring, multiple metal deposition, enhanced ion agitation, and low cost metrology provided in Surfect’s technology.  Larger wafer diameters often require smaller process lot sizes and the individual plating cell approach provides a much more cost effective way to process these productions requirements.  Additionally, the current equipment forces prospects to purchase a larger number of capacity than they can cost effectively load.  Surfect’s tool enables smaller capacity increments to be added as required providing more cost effective revenue increases.

Surfect’s focus is to respond to its customers’ need for technology which will enable it to implement cost effective rapid flip chip capacity growth and to introduce lead-free flip chip bumps as quickly as possible.  The strategy and technology approach are focused on providing the fastest market penetration with large customers experienced in flip chip and willing to share reliability data critical to Surfect’s sales and revenue growth efforts. The initial prospects act as Beta customers providing critical feedback on process and tool operation as well as incorporating their specific requirements and metrology inputs.

Surfect’s process team will provide process demonstration wafers which are characterized by the customer’s process and reliability engineers followed by additional wafers run on a beta tool installed in the customer’s facility.  Customer characterizations will result in valuable feedback confirming the company’s claims and tool advantages as well as providing valuable data from market leading customers that can act as references for all other customers.  Surfect’s miscellaneous revenue to date has been comprised of development agreements with Intel and HP. The Company anticipates recognizing revenue from the placement of its first electroless development tool sold to Uyemura in Japan prior to the end of the fiscal year.  Currently revenue activities are focused on securing orders from Texas Instruments, Freescale, ASE, and SPIL.  These first two prospects represent leading US Independent Device Manufacturers (IDM) and the last two prospects represent the large Merchant outsourcing providers supporting key foundries such as TSMC and all other IDMs and OEMs.  Bumped wafers demonstrating process capability have been provided to these initial prospects and beta orders are anticipated in the 4th quarter 2006.

Surfect’s patented technology has attracted the interest and engagement of large Taiwan Merchant wafer bumping companies as well as leading U.S. and European semiconductor suppliers. In particular, Surfect has developed strong relationships with leading chemical, photoresist, software, and hardware companies critical to the company’s success building these tools in high volume and getting its process technology to market.  One of the largest photoresist suppliers is working with the company to characterize its new dry film photoresist using Surfect’s test wafer pattern demonstrating current and future bump pitch capability.  Development efforts working with one of the largest Japanese chemical suppliers are targeted at supplying higher speed tin/lead plating chemistry for evaluations aimed at rates 2-3x faster than their current chemistry provides.  One of the largest U.S. chemical companies is supporting copper and tin/lead chemistry formulations for higher speed plating as well as development work aimed at more consistent electroless plating control.  Surfect is working with the leading power supply manufacturer to develop advanced DSP-controlled rectifiers providing much more sophisticated waveforms and programmability to control  the critical plating fields key for uniform bump depositions.  Discussions with well-established valve and pump suppliers are aimed at improved in-line heater/pump integrated components and integrated manifold/valve assemblies that can dramatically reduce component costs and improve reliability.  Surfect is also considering expanding to additional Asian markets such as Singapore, Korea, China, Japan and India.  Surfect anticipates that its ability to ramp its products into production and service Asian locations will be provided through local sales representatives as well as leading equipment outsourcing companies.

Our ability to embed the necessary metrology and chemistry management as well as provide upgradeable process recipes will help establish a means to continual customer development activity and revenue, continuation through both tool sales and process upgrades.  The availability of electroplating and flip chip experts is limited and the company believes it has a significant opportunity at this stage to provide this expertise in its tools, processes, and through its services following installation.  Using our internal and external team of leading world wafer bumping experts, we seek to dominate this new market segment for flexible single cell multi-metal wafer plating tools.

Our history

Surfect Technologies was originally incorporated on December 26, 2000, as a New Mexico corporation, and was subsequently reincorporated in Delaware on April 4, 2006.  In September 2006, we completed a merger in which Surfect Technologies became a wholly-owned subsidiary of Surfect Holdings.

We are an early stage developer of automated electroplating tools for wafer-scale deposition. In July 2003, Surfect obtained $375 thousand in seed capital from ITU Ventures to complete semiconductor market research and develop an initial business model. During the fiscal year ended December 31, 2004, the Company obtained an additional $4.1 million in financing to continue its research and development efforts, to build its initial electroless prototype(s) and to recruit a management team with strong semiconductor industry background to run the Company going forward.

During the past twelve months, the Company has hired Steve Anderson, a 20 year packaging industry veteran, as C.E.O.; Doug Welter, a 28 year Philips and Motorola veteran as C.O.O.; Yixiang Xie, PhD, with more than 12 years of experience in semiconductor development, as C.T.O.; and James Turk, a 14 year veteran with public and private manufacturing concerns, as C.F.O.

Plan of Operations

Management believes that the Company’s present funds (inclusive of proceeds received from its September 2006, private placement) are sufficient to sustain the Company for the next twelve months. While the Company anticipates generating revenue from normal operations beginning during the fourth quarter of 2006, the Company remains uncertain as to when it will report enough revenue to achieve a profit from normal operations, and expects that additional capital will be required to offset both ongoing losses and the costs associated with revenue growth.

2006 Management Summary

The Company’s key financial results for the nine months ended September 30, 2006, are as follows:

•	The Company is still in the development stage and had not had any revenues from sales of its products through September 30, 2006;

•	The Company’s net loss per share for the nine months ended September 30, 2006 was $0.16, compared to a net loss per share of $.24 for 2005;

The Company’s key financial results for the three months ended September 30, 2006, are as follows:

•	The Company is still in the development stage and has not had any revenues from sales of its products to date;

•	The Company’s net loss per share was $0.06 for the three months ended September 30, 2006, compared to a net loss per share of $0.07 for the three months ended September 30, 2005;

2006 Objectives and Management Expectations:

Several key trends are driving the industry growth and requirement for wafer bumping, interconnect and wafer level packaging as follows:

•	Rapid growth in wafer bumping requirements driving expansion of equipment capacity at both captive and merchant suppliers;

•	Environmental requirements for improved lead-free materials;

•	Market pricing requirements for bumping capability with improved return on investment capital as consumer market expansion occurs;

•	Continual miniaturization in silicon integrated circuits (IC) driven by Moore’s law through lithography reductions; and

•	Increasing density of interconnect and bumping for increased product and IC performance and thermal dissipation.

We believe the challenges and opportunities experienced during the first nine months of the current fiscal year have put us in the position to commence sales during the fourth quarter of the year and have allowed the Company to make the following advances during the period:

•	Hiring of C.O.O., VP of Sales and Marketing, VP Product Development, C.F.O, and development engineers;

•	Development of copper wafer bumping capability;

•	Development of high speed plating technology;

•	Development of a 300mm tool required for large foundry and specific prospect requirements;

•	Funding for completion of tool and process development and support of prospect qualification and sales efforts;

•	Concluded setup and initial plating demonstration of the Company’s first electroless plating machine delivered to Japan (see ‘Subsequent Events’ in footnote 9 to the financial statements above);

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Operating Expenses:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		For the Period from December 26, 2000 (Inception) to Sept 30, 2006
	2006	2005	2006	2005
Expenses:
Payroll and employee benefits	$378,136	$155,502	$905,557	$738,194	$2,786,240
Research and development	161,929	73,945	539,758	349,230	1,701,635
General and administrative	289,833	242,216	629,419	393,532	1,946,862
Sales and marketing	41,906	1,204	123,384	45,058	325,005

Payroll and Employee Benefits
2006 payroll and employee benefits increased by 143.17% and 22.67% for the three and nine month periods ended September 30, 2006 and 2005, respectively. These increases are attributable to hiring of key employees as the Company moves from the development stage to an operating entity. Such additions included the hiring of a C.O.O., a C.F.O, a VP of Sales and Marketing and a VP of Product Development.

The Company expects that payroll and employee benefits expenses will continue to increase in absolute dollar amounts in future periods as the Company continues to grow its operations.

Research and development
Research and development expense increased by 118.99% and 54.56% for the three and nine month periods ended September 30, 2006 and 2005, respectively. These increases were primarily attributable to expenditures made in relation to the Company’s Eloctrolytic development and direct costs associated with getting the Company’s Leapfrog, Rio, and Ascent products ready to take to market.

The Company expects that research and development costs will continue to rise as the Company refines its current products as sales commence. It further anticipates continued research and development in relation to expanding its product line into additional markets in which its technology may be salable.

General and administrative
General and administrative expenses increased by 19.66% and 59.94% for the three and nine month periods ended September 30, 2006 and 2005, respectively. These increases were predominantly as a result of administrative efforts associated with the merger and the private placement as reported on Form 8-K on September 27, 2006 hereby incorporated by reference.

Sales and Marketing
Sales and marketing expenditures increased by 3,380.56% and 173.83% for the three and nine month periods ended September 30, 2006 and 2005, respectively as it began preparing its products for entry into the market place.

The Company expects that sales and marketing expenses will continue to increase as the Company continues to build a market for its products.

Miscellaneous income:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		For the Period from December 26, 2000 (Inception) to Sept 30, 2006
	2006	2005	2006	2005

Other income (expense)	$1,799	$9,819	$(2,205)	$11,697	$115,945

Other operating (income) expense
The Company’s only source of income to date has been from minimal consulting fees, plating services and interest income. The Company anticipates revenue from sales of its products to commence in the forth quarter of 2006.

Income tax expense
At December 31, 2005, the Company had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $3.1 million, which will expire in years 2023-2024. The utilization of any net operating loss carry forward is expected to have survived the merger transaction, however, any such carry forward may have been substantially impaired by the merger.

In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company has determined that these assets may not be realizable and has provided for a full valuation allowance. The Company does not expect to have current income taxes payable or deferred tax balances not offset by valuation allowances for the foreseeable future. Accordingly, no income tax provisions have been reported.

The effective combined domestic income tax rate for the nine months ended September 30, 2006 and the fiscal year ended December 31, 2005 was 0.0%.

Liquidity and capital resources
The Company has funded operations to date through sales of equity and debt securities. Through a string of private placement offerings between July 1, 2004 and December 31, 2005, the Company has raised approximately $4.1 million, net of offering expenses. As of September 30, 2006, the Company had a working capital of $2.63 million, including $2.9 million in cash and cash equivalents, compared to working deficit at December 31, 2005 of $874 thousand, including $28 thousand in cash and cash equivalents. As of December 31, 2005, the Company had a $114,000 bank overdraft as a result of a single check issued at year end. In January, 2006 the Company received additional funding from ITU through the issuance of series A-1 convertible, cumulative preferred stock. Adequate funds were deposited to cover the check prior to it being drafted against the Company’s account balances.

Cash Flows from Operating Activities
Operating activities through the first nine months of fiscal 2006 used cash of $2.3 million, compared to $1.6 million used through the first nine months of fiscal 2005. This increase in cash used by operating activities was primarily the result of increases in payroll and employee, research and development, and general and administrative expenditures (see further discussion above).

Cash Flows from Investing Activities
Net cash used in investing activities through the first nine months of fiscal 2006 was approximately $50 thousand compared to the use of $194 thousand through the first nine months of fiscal 2005. This decrease in cash used was primarily attributable to a reduction in asset purchases and patent filing costs being incurred during the period. The Company anticipates significant equipment expenditures during 2006 and 2007 which it intends to acquire through capital leasing arrangements.

Cash Flows from Financing Activities
Net cash provided by financing activities through the first nine months of fiscal 2006 was $5.2 million, compared to cash usage of $8,000 for the nine month period ended September 30, 2005. This increase was attributable to the issuance of the $2.5 million of preferred stock in January and May, 2006 and a $3.3 million ($2.8 million net) private placement of the Company’s common stock and warrants in September of 2006.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet our short-term cash requirements. However, if the Company’s products do not gain market acceptance in the quantities and/or at the prices anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, or obtain asset-based financing.

The Company anticipates a secondary offering of the Company’s securities to secure adequate capital to meet its long term cash needs. The Company can not offer any assurance that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.

OPERATING LEASES
The Company leases its facilities from a third party. The term of its lease expires in December, 2006. The Company anticipates negotiating an extension to the lease for a period of up to three years.

 Critical Accounting Policies:

In accordance with SEC guidance, those material accounting policies that the Company believes are the most critical to an investor’s understanding of the Company’s financial results and condition are discussed below. Certain of these policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by the Company’s management to determine the appropriate assumptions to be used in the determination of certain estimates.

Basis of Presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”), which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, has no established source of revenue, and has incurred significant losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company has not been profitable and has sustained substantial net losses from operations. There can be no assurance that it will ever generate positive revenues from its operating activities, or that it will achieve and sustain a profit during any future period, particularly if operations remain at current levels. Failure to achieve significant revenues or profitability would materially and adversely affect the Company’s business, financial condition, and results of operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Surfect Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Risk:

Credit Risk - represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The Company’s product revenues are anticipated from, and will likely be concentrated in the semiconductor industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of deposits in excess of FDIC limits. The Company’s demand deposits are placed with major financial institutions, and management believes that it is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

Financing Concentration—The Company remains in the development (preoperational) stage and the majority of its debt and equity financing has come from its principal investor.

Supplier Concentration - The Company is heavily reliant on an outsourcing firm to develop tooling and manufacturing processes to bring its products to market. The Company is attempting to develop alternate relationships to diversify its risk concentration.

Cash and Cash Equivalents - The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

Fixed Assets, Depreciation and Amortization - Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein. Asset depreciation and amortization has been provided by the Company in order to reduce the net value of equipment over estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five and three year lives, respectively. Furniture and machinery are depreciated over seven year lives. Leasehold improvements are amortized over the original life of the lease, plus known options to extend the lease, or the remaining life of the lease whichever is shorter.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reported periods. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. At September 30, 2006, the Company had no accounts receivable.

Impairment of Long Lived Assets - Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long lived assets held for sale are reported at the lower of cost or fair value less costs to sell. At September 30, 2006, the Company’s long lived assets consisted primarily of certain patents issued during 2005 and patents pending.

Basic and Diluted Loss Per Share - In accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No. 128, “Earnings Per Share,” the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common stockholders by the number of common shares outstanding at the end of the respective periods. Because of the merger and recapitalization, end of period shares were utilized to calculate loss per share. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. As a result of net losses for all periods presented, there is no difference between basic and diluted loss per common share. Potential shares of common stock to be issued upon the exercise of vested options and warrants amounted to 4,330,215 and 1,756,500 shares at September 30, 2006 and December 31, 2005, respectively.

Other Comprehensive Income - From inception through September 30, 2006, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development - Research and development costs are charged to operations as incurred, and totaled $539,758 for the nine months ended September 30, 2006, $727,321 for the fiscal year ended 2005, and $1,701,635 since inception (December 26, 2000).

Share-based Compensation. We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25.

For restricted shares granted at exercise prices below quoted market value, we record deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the shares of restricted stock. In addition, such options were subject to variable accounting treatment, and as a result, during fiscal 2005, we recognized compensation expense of approximately $19 thousand. During the first nine months of fiscal year 2006, we have recognized additional compensation expense of $197,785. The amount of the variable charge to share-based compensation was dependent on appraised fair market values of $0.04 and $0.043 for our common stock at December 31, 2005 and September 27, 2006 (the date of merger). No vesting of share-based compensation occurred between the conclusion of the merger on September 27, 2006 and the end of the quarter at September 30, 2006.

Beginning on January 1, 2007, we will prepare our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment will become subject to the provisions of SFAS 123(R) and will no longer be accounted for as variable awards. SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. Prior to January 1, 2007 we will examine various pricing models which meet the requirements of SFAS 123(R), considering certain factors important to share-based awards, such as continued employment and periodic vesting requirements and limited transferability. Share-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter will be based on awards that are ultimately expected to vest. The amount of share-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, we anticipate that the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123.

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including certain assets, accounts payable, accrued liabilities and debt, the carrying amounts approximate fair value due to their maturities.

Income Taxes - The Company accounts for income taxes using the asset and liability method, as set forth in SFAS No. 109, “Accounting for Income Taxes,” wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Reserves against deferred tax assets are provided when management cannot conclude their realization probability. In determining income for financial statement purposes, the Company must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of its financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. The Company does not expect to have current income taxes payable or deferred tax balances not offset fully by valuation allowances for the foreseeable future. Accordingly, the Company has not reported any tax provisions for any period reported. The Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Contingencies - Management continues to be diligent in recognizing possible liabilities as they become known. As of December 31, 2005 and September 30, 2006, management is not aware of any contingent liability that may exist.

Asset Impairment - Management periodically assesses the possibility that the carrying value of its assets is greater than its realizable value.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s chief financial and accounting officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

Item 2.01. Completion of acquisition or disposition of assets.

On September 27, 2006, Surfect Acquisition Corp., a wholly-owned subsidiary of Surfect Holdings, entered into an agreement of merger and plan of reorganization  with Surfect Technologies, a Delaware corporation. The merger became effective on September  27, 2006, resulting in Surfect Technologies being 100% owned by Surfect Holdings.

Immediately prior to the merger, Surfect Technologies had a total of 55,871,297 shares of common stock issued and outstanding.   In connection with the merger, Surfect Holdings  issued 8,001,666 shares of its  common stock to Surfect Technologies’ stockholders who qualified as accredited investors  in exchange for 55,548,618  shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.  Also in connection with the merger, (i) options to purchase a total of 13,872,696 shares of Surfect Technologies’ common stock held by certain members of Surfect Technologies’  management team were converted into options to purchase 1,998,334 shares of Surfect Holdings common stock at the same exercise price and on the terms set forth in the options and (ii) options to purchase a total of  shares of  4,069,000 Surfect Technology common stock were converted into options to purchase 586,131 shares of Surfect Holdings common stock under the Stock Option Plan stock at the same exercise price and on the terms set forth in the option.  Our issuances of common stock and options in connection with the merger were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

The merger has been treated as a recapitalization of Surfect Technologies for financial accounting purposes. Surfect Technologies has been treated as the acquirer for accounting purposes, whereas Surfect Holdings has been treated as the acquirer for legal purposes. Accordingly, the historical financial statements of Surfect Holdings before the recapitalization will be replaced with the historical financial statements of Surfect Technologies in all future filings with the Securities and Exchange Commission, or SEC.

Issuance of new securities

On the closing of the merger, Surfect Holdings issued 112 units of its equity securities to a total of 37  investors, all of whom were accredited, pursuant to a private placement. In addition, the Company issued 20 units as settlement of a $500,000 demand note to a major shareholder. Each unit was offered at a purchase price of $25,000 and consisted 25,000 shares of the our common stock and a warrant to purchase 12,500  shares of  Common Stock at an exercise price of $2.00 per share. Pursuant to  registration rights provisions with investors in the private placement, Surfect Holdings is required to file a registration statement for the resale of the common stock issued to the investors and the common stock issuable upon exercise of the warrants by November 27, 2006. As part of the transaction, an additional 400,000 shares were issued to Investment Relation consultants for their services.

Use of proceeds from private placement of securities.

The net proceeds received by the Company from the sale of the units discussed above (after deducting fees and other Offering expenses) were $3,059,251 for 112 Units sold and 25 Units issued in settlement of demand notes. These net proceeds do not include additional proceeds which may be received by the Company upon the exercise of the Warrants. Proceeds from the Offering will be used primarily for research and product development, sales and marketing, working capital and additional local technical customer field and factory support for its operations in Asia. More specifically, the Company intends to use the net proceeds over a 12-month period as follows:

Application of Net Proceeds	Minimum Offering	Percentage of Net Proceeds

Research and Product Development	$550,000	18%
Asian Customer Field Support	250,000	8%
Software Development	300,000	10%
Marketing	200,000	7%
Working Capital	1,759,651	57%
Total	$3,059,651	100%

The Company’s management will retain broad discretion as to the allocation of the proceeds of the Offering. Pending such uses, the Company may invest the net proceeds from the Offering in short-term, interest-bearing, investment-grade securities.

The allocation of the net proceeds of the Offering set forth above represents our best estimate based upon our present plans and certain assumptions regarding general economic and industry conditions and our anticipated ongoing revenue and expenditures. If any of these factors change, we may find it necessary or advisable to reallocate some of the proceeds within the above-described categories or to other purposes. With the net proceeds from the Offering, we expect to have adequate working capital for at least the next 12 months. In the event our business expands more rapidly than projected or we acquire another business, we may require additional capital, which we may seek in a future debt or equity financing.

Lock-up agreements; future shelf registration statement

Surfect’s executive officers, directors, affiliates and stockholders holding 10% or more of the outstanding shares of our common stock  will be subject to a 180 day lock-up following the effective date of the registration statement filed on behalf of the investors purchasing units in the private placement. In addition, investors  purchasing Units in the private placement have agreed not to sell or otherwise dispose of any of their shares until 180 days after the effective date of the registration statement covering their shares. We plan to file a registration statement covering the resale of shares issued to Surfect Technologies’ stockholders in the merger.

Share ownership

The following table shows our share ownership immediately after giving effect to the merger and the issuance of the securities described in this Item 2.01, on an actual and a fully diluted basis:

Owner	Shares, pre-conversion or exercise	Shares, fully diluted
Pre-recapitalization stockholders of Surfect Technologies	8,001,666	8,001,666
Pre-recapitalization option holders of Surfect Technologies (management)		1,998,334
Total Pre-recapitalization of Surfect Technologies, Inc.	8,001,666	10,000,000

Pre-recapitalization stockholders of Surfect Holdings	2,500,001	2,500,001

New common stock investors	2,800,000	2,800,000

New warrantholders		1,400,000

Common Stock issued in connection with Surfect Technologies’ convertible debt	500,000	500,000
Warrants issued in connection with Surfect Technologies’ convertible debt		250,000
Investor Relations Consultants	400,000	400,000
Warrants issued to Placement Agent / Finders for the new securities		95,750
Shares reserved for Option Plan (1)		1,500,000

(1)  Includes 586,131 shares reserved for the conversion of Surfect Technologies, Inc. employee options being  converted into options to purchase shares of  Surfect Holdings, Inc.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1, Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 31.2, Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
Exhibit 32.1, Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.
Exhibit 32.2, Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

(b)
Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

A.
On October 6, 2006, the registrant filed a report providing Item 7.01 Regulation FD Disclosure related to the distribution of Private Placement information regarding it’s subsidiary, Surfect Technologies, Inc., to prospective investors.

B.
On September 27, 2006, the registrant filed a report announcing that it had completed a merger with Surfect Technologies, Inc. whereby Surfect Holdings, Inc. became the 100% owner of all equity securities of Surfect Technologies, Inc. and that concurrent with that merger, Surfect Holdings, Inc. had consummated a private placement of $3.3 million of its common stock. (Subsequently amended)

C.
On September 12, 2006, the registrant filed a report announcing that it had completed a merger as of September 14, 2006, between Windy Creek - DE, a wholly owned subsidiary, and Windy Creek Developments, Inc., a Delaware corporation, for the purpose of reincorporating in the state of Delaware. Windy Creek Developments, Inc. became the single surviving corporation as a result of the merger.

	D.	On September 11, 2006, the registrant filed a report announcing that it had terminated a Material Definitive Agreement related to the anticipated mineral exploration on a property in British Columbia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Surfect Holdings, Inc.

DATE: November 14, 2006	By:	/s/

Steve Anderson, President, Chief Executive Officer and Secretary

DATE: November 14, 2006	By:	/s/

James B Turk, Chief Financial and Accounting Officer