Form 10KSB
period 2006-12-31
Surfect Holdings, Inc
filed 2007-03-29
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-139034

SURFECT HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	88-0513176 (I.R.S. Employer Identification No.)

12000-G Candelaria NE, Albuquerque, New Mexico (Address of Principal Executive Offices)	87112 (Zip Code)

(505) 294-6354
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The registrant’s revenues for the fiscal year ended December 31, 2006 were $220,939.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2007 (based upon the last sales price as reported on the OTC Bulletin Board) was $7,321,722.

As of March 28, 2007, 14,201,667 shares of common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format:  Yes ☐     No ☒

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. To the extent that any statements made in this annual report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans”, “will”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from historical results or those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, economic conditions affecting the semiconductor industry, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, our dependence on certain customers, our ability to retain and attract customers, difficulties associated with integrating acquired businesses and customers into our operations, the adverse effect of legislation and other matters affecting the industry, government regulation, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified personnel, and other risks detailed from time to time in our filings with the SEC.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this prospectus. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

These forward-looking statements speak only as of the date of this annual report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. As a result, you should not place undue reliance on these forward-looking statements.

PART I

Item 1.  Description of Business.

Our history

We were originally incorporated on November 8, 2001 as a Nevada corporation under the name Windy Creek Developments, Inc. (“Windy Creek”), and subsequently reincorporated in Delaware on September 14, 2006. Surfect Technologies, Inc. (“Surfect Technologies”) was incorporated on December 26, 2000, as a New Mexico corporation, and subsequently reincorporated in Delaware on April 4, 2006. On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary, resulting in Surfect Technologies being 100% owned by us (the “Merger”) and our changing our name to Surfect Holding, Inc. and succeeding to Surfect Technologies, line of business as our sole line of business. We did not have any operations prior to the Merger.

The information in this annual report is presented as if Surfect Technologies had been the registrant for all periods presented. The section “Management’s Discussion and Analysis or Plan of Operation” and the audited financial statements presented in this annual report are exclusive of any assets or results of operations or business attributable to Windy Creek. As used in this annual report unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Surfect Holdings, Inc. and its subsidiaries.

Overview

We are an early stage developer of automated electroplating tools for the semiconductor assembly industry. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Surfect Technologies was formed in December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply proprietary combinatorial deposits on wafers through a unique process.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the semiconductor industry) onto a substrate lacking that property.

Wire bonding is the most common way to make the electrical interconnections between a microchip and the component it serves. Its operation resembles that of a sewing machine combined with a soldering iron. A capillary (“needle”) feeds a wire which is melted at the tip. When the metal solidifies it forms a ball at the end of the needle. The needle attaches this ball to the microchip. A length of wire is fed through the needle to create a connection (an “interconnect”) between the microchip and the location it needs to be wired to (the “substrate”). A second ball is then created which holds the wire in place on the substrate. This process repeats several times per second. Wire bonding, although cost effective, is limited due to the bond having to occur along the edge of the microchip to avoid wire overlap and potential electrical shorting.

Electroplating technology is one of the primary methods used to apply solder “bumps” to semiconductor wafers which are designed to extend interconnection capabilities beyond existing wire-bonding technology. In addition to electroplating and wire bonding, solder bumps may be formed or placed on wafers through evaporation, printing, and pre-formed solder sphere placement. In the electroplating process, a layer of photoresist, a chemical that hardens when exposed to light (generally ultraviolet) is applied to the wafer. A photomask is then applied to selectively choose which part of the wafer is exposed to the light. Once “developed” the unhardened photoresist can be stripped from the surface of the wafer using chemicals. The hardened photoresist leaves patterns (trenches or dips) that can then be filled with conductive metals. Once the electroplating process is complete, the remaining photoresist is chemically stripped so that only the metal deposition remains (the “bumps”).

Electroplating and evaporation are generally used to form copper and other hard metal bumps with low defect levels. As opposed to wire-bonding, electroplating and similar methods allow the entire surface of a chip (the “die”) to be populated with bumps that are subsequently interconnected to a substrate for the highest possible input/output (I/O) counts (conductivity) in order to meet the demand for electrical functionality in integrated circuit (IC) technology. Although traditional gold and aluminum wire bond continues to dominate IC interconnects in terms of absolute numbers, “flip chip” technology (which consists of the face-down soldering of IC devices to chip carriers) is gaining wider acceptance due primarily to the improvements afforded by such technology in electrical performance, functionality and reliability, particularly for consumer electronics. For example, in a standard personal computer a processor chip constantly feeds data back and forth to a monolithic memory chip located somewhere on the motherboard. By connecting the memory chip directly to the processor in a “flip chip” arrangement, the distance the data has to travel is dramatically reduced increasing performance and reducing degradation of the data.

We have focused our product development efforts towards a compact single-cell multi-metal plating tool which we believe offers the following advantages over large multi-cell systems currently on the market.

•	our compact plating computer enables multi-metal deposition in a continuous and repeatable manner;
•	replaces the cell-to-cell and tank-to-tank wafer transfer reducing opportunity for contamination and damage;
•	enables improved metrology (analysis of the metal deposition process) and plating operation through real-time monitoring and process control facilitated by the single process chamber;
•	reduces the need for robotic handling; and
•
our “plating computer” approach allows us to embed our knowledge of chemistry and plating process within the software itself, thereby reducing the need for “plating experts” on the customer’s production line.

By integrating process knowledge into the underlying tool software, product recipes, and incorporating ‘plug and plate’ sealed chemistry tanks, we reduce the potential difficulty of introducing and supporting flip chip bumping technology in production.

Utilizing a single wafer, closed process cell design, eliminates the need to move the wafer through various plating chemistries which reduces the need for robotics and thereby lowers machine cost and space required on the production floor. This single cell approach reduces the likelihood of damage by minimizing wafer handling and enables a wide range of various composition of leaded and lead-free solders to be applied and/or developed.

We believe that our ability to embed metrology and chemistry management as well as provide upgradeable process recipes will help establish a means of continual customer development activity and revenue through both tool sales and process upgrades.

Industry overview and background

We believe that current demands in the electronics component fabrication and semiconductor assembly industry for alternative materials and application processes are driven by major initiatives, including:

•	European Union and Japanese mandates requiring lead-free manufacturing;

•	Industry conversion from wire bonding to “flip chip” bumping technology for all packaging interconnect.

“Flip chip” refers to an electronic component or semiconductor device that can be mounted directly onto a substrate, board, or carrier in a “face-down” manner. Electrical connection is achieved through conductive bumps built on the surface of the chips, which is why the mounting process is “face-down” in nature. During mounting, the chip is flipped on the substrate, board, or carrier, (hence the name “flip-chip”), with the bumps being precisely positioned on their target locations. Because flip chips do not require wirebonds, their size is much smaller than their conventional counterparts.

•
Transition to wafer-scale manufacturing (packaging an IC directly at wafer level, instead of the traditional process of assembling the package of each individual unit after wafer dicing), chip-scale packaging (CSP) and multi-chip or 3-D packaging strategies (a specialized electronic package where multiple ICs, semiconductor dies or other modules are stacked to facilitate their use as a single integrated IC).

CSP is a type of integrated circuit chip carrier that has no pins or wires but uses contact pads instead. To be considered a CSP, a package must have an area no greater than 1.2 times that of the die packaged. The die may be mounted on an interposer upon which pads or balls are formed, as in ball grid array (BGA) packaging and flip chip BGA packaging, or the pads may be etched or printed directly onto the silicon wafer, resulting in a package very close to the size of the silicon die. Such a package is called a wafer level chip scale package or a wafer level package.

We believe that the industry adoption of electroplating for placing bumps on wafers and wafer level CSP packaging will increase significantly over the next five to ten years. We believe this expansion is created as a result of semiconductor companies facing increasing demands for miniaturization and improved thermal and electrical performance in semiconductor devices.

Because our technology is developed around two key hardware platforms that are highly scalable and built using large volume industry outsourcing partners, we believe that we can accommodate large-scale volume ramp ups with only modest additional capital expenditures and marketing costs. We currently have two hardware platforms which will serve three market segments - IC wafer bumping, flip chip substrate manufacturing, and solar cell plating.

Sales and Marketing

Our target markets are international and domestic semiconductor manufacturers, product development groups, fabless companies, and merchange interconnect and packaging suppliers. We intend to use domestic and international-based trade groups such as Semi, industry trade publications (semiconductor, equipment, packaging), select technology publications, international semiconductor associations (ECS, IEEE, IMAPS, ASME, Meptec) and local trade shows to target these markets.

We believe that top-tier producers and manufacturers of electronics and communications devices will be the first to adopt next generation wafer-scale packaging and assembly processes, and will ultimately set the standards for such processes. Our targeted strategy may include:

•	Attracting top-tier producers and manufacturers as initial joint development and Beta tool partners as first adopters of our technology suite;
•	Partnering with well established, multi-national chemical manufacturers and suppliers to provide primary distribution and immediate market presence and global-service credibility;
•	Partnering with a well-established Asian sales representative with high level management contacts and reputation for strong support and compatible supporting technology;
•	Partnering with national laboratories and universities to tap emerging technology and expert process evaluation assistance; and
•	Partnering with well established, multi-national photo-resist suppliers to jointly test industry leading flip chip material capability in our tools.

Our target market for electrodeposition tools and materials is made up of the following four segments:

•	Flip Chip wafer bumping
•	Wafer Scale CSP Packaging
•	High Density Laminate Flip Chip Substrates
•	Solar Cell plating and thru-wafer via interconnections

In November 2006, we concluded our first sale of an electro-LESS “Rio” tool to C. Uyemura & Co., Ltd in Japan at a price of $220,000, pursuant to a purchase order. In connection with the sale, we will provide a warranty for parts and labor and telephone support for one year.

Products and Services

Our technology seeks to provide the resolution and lower cost typically associated with conventional electroplating while providing a high degree of process control and eliminating the barrier to lead-free binary and ternary alloys associated with plating. By combining our specialized plating tools, combinatorial material compounds and process technologies, we seek to provide metal combinations and deposition rates close to solder stencil printing without pitch and density limitations.

While the trend toward miniaturization and advanced packaging continues, we believe our tools, materials and wafer-scale processes will enable device engineers to breakthrough performance limits set by current packaging techniques. Our technologies are compatible with most existing fabrication processes and procedures, easing adoption of such technologies.

We believe our plating tools will provide an improvement in uptime and utilization facilitated by a simpler design and rapid chemistry change for multi-metal systems with less opportunity for product handling damage or contamination and a reduction in chemistry cost as a result of layered alloy creation technology rather than the more traditional pre-mixed alloy chemistries.

The Tools, Process, and Materials

We have developed two hardware-plating technologies and subsequent tool platforms to support specific device and wafer-scale fabrication and assembly in a ‘Back End Of Line’ (BEOL) environment. Each tool provides users with a controlled production platform.

Our electrolytic plating tools utilize our proprietary WaveCell technology as discussed below:

Name	Description	Notes
Ascent	Independent Device Manufacturers (IDM) Bump Engine for focused applications and R&D tool that allows IDMs to test new chemistries.	Prospects have called the tool the “Desktop Plater”
Leapfrog	300/200mm fully automated production tool	Comparable in functionality to traditional 6 cell dipping tools while eliminating robotics and aimed at decreasing likelihood of contamination
Future Products
Sunrise	300/200/150/100mm Bump Engine tailored to produce a cost effective solar cell interconnect on backside	New product development aimed at rapidly growing solar concentrators and wafers for alternative power industry
Promise	300/200/150mm Bump Engine for silicon fuel cell applications	New product development for silicon fuel cell plating and interconnect targeted at Toshiba/others

The WAVeCELL Technology is a patented wafer-level plating technology with a number of unique technical features fundamentally distinguishing it from traditional wafer-level plating technologies. Unlike other commercial wafer-level plating tools, the WAVeCELL Technology utilizes a single wafer closed cell with a primarily horizontal plating operation. This enables progressive multiple metal deposition and allows gases produced at the wafer surface during plating to be continually swept away rather than be retained on the wafer surface as they are with other cup style or flood plater cells. Gasses forming at the wafer surface can interfere with the deposition of metal during the plating process . In the WAVeCELL Technology, the plating electrolyte flows across the wafer surface in a laminar flow improving agitation which increases diffusion layer ion exchange and plating rates. The combination of continual gas deposit removal, tight electrolyte volume control and close wafer-to-anode tolerance control permits a significant degree of control over the plating deposit.

The WAVeCELL Technology enables the deposition of finer grained plating layers than can be achieved by traditional wafer printing tools. Finer metal grains in the plating deposit enable higher plating pattern resolution on wafers and help ensure that the proper homogeneous plating alloy stoichiometry is present on even the smallest wafer features. The WAVeCELL Technology is capable of depositing layered compositions and alloys with tight composition control and consistency as well as increased uniformity over the newer large 300mm wafers due to improved zones of agitation that are adjustable, in an effort to ensure reliable and complete reflow temperature for all wafer solder deposit features.

Our Electro-LESS Plating Tool utilizes our proprietary PaveCell technology:

Name	Description	Notes
Rio	Tool specialized for electroless nickel immersion gold (ENiG) process	Developed for major chemical companies who are seeking new applications for ENiG process

The PaveCell Technology is a dedicated single-substrate processing cell designed for high precision high tolerance autocatalytic (electroless) metal plating deposition. Utilization of electroless processing of wafers in the PaveCell Technology allows the deposition of features without requiring that they be electrically bussed together (joined together into an electrical circuit). Utilizing cell pressurization and anodic protection to control electroless plating rate in the PaveCell Technology allows deposition rate, deposit uniformity and deposit finish to be optimized, concurrently.

Because electroless plating results from chemical reaction rather than electrical bussing, conventional electroless process chemistries are indiscriminate in depositing plating, not only onto the desired substrate areas, but also onto the walls of the plating hoses, plating tank and anywhere else the electroless plating solution contacts. Plating chemistry manufacturers presently attempt to manage this difficulty by incorporating organic inhibitors into the plating bath which retard the activity of the chemistry sufficiently so that the deposition can be largely, but not completely, limited to those areas intended for plating. This chemical inhibition may cause the plating bath to be less than optimally efficient, and the organic additives to co-deposit alongside the plating metal which may impair the quality of the plating deposit. The PaveCell Technology is constructed in such a manner as to allow it to be maintained at any desired electrical potential relative to the cell body, thus allowing for highly accurate and targeted plating. By pressurizing the plating solution, gas bubble formation on the wafer surface is suppressed during the plating cycle, which has a significant slowing effect on the activity of the plating chemistry, and allows the electroless plating rate kinetics to be regulated directly without requiring the incorporation of organic rate inhibitors.

Process Technologies

In addition to the enhancement in process efficiencies which may be realized by the use of the WAVeCELL and PaveCell Technology for conventional electrolytic and electroless plating processes, the full value of the WAVeCELL technology may be realized when used as a component of the StrataPlate or AggrePlate process.

The StrataPlate process involves layering of various multi-solder alloys by sequential electrochemical deposition of the individual alloy constituent elements, including Pb-free combinatorial metals in a single oxide-free cell and reduces excess wafer handling and the need for multiple deposition tools and steps.. The metals comprising the finished plating lamination stack are deposited with a high degree of individual mass control. The thickness and sequence of the constituent metal plating layers are chosen so as to create the desired solder alloy upon thermal cycling of the plating layer lamination stack.

•
The AggrePlate process is a developmental multi-element co-deposition process that provides the same composition of the StratoPlate Process in a single-deposit step using the same WaveCell Electroplating technology

The AggrePlate process involves co-depositing nano, micro metal or other particles along with standard metal plating. This process enables the creation of higher conductivity (thermal and electrical) and controlled stand-off compositions. Copper bumps and interconnect is rapidly gaining favor for high performance applications due to its improved performance over tin/lead bumps. The AggrePlate process enables deposition of low stress and high performance copper interconnect using coated particles that reduce electro-migration issues and increase conductivity.

Proprietary Materials:

•
Surflo: micro or nano-encapsulated powders that are coated providing enhanced characteristics and are targets for use with our deposition tools for competitive process advantages. We believe this nascent technology provides a higher value path to cost reduction and process control for both electroplating and solder stencil printing of metal features at all levels of electronic assembly. Surflo-micro-encapsulation allows all of the combined elements required for solders to be co-deposited on the surface of a carrier particle for one-step delivery to the substrate surface when used in the AggrePlate process.

Research and Product Development

Our product development team is located in Albuquerque, New Mexico and consists of industry veterans and technical experts who work closely with our prospect’s representatives and industry research groups to create internal development roadmaps. Our team focuses on technology required for initial tool and process and technology developments required to be competitive and to ensure that our products will meet emerging requirements. Our close proximity to national laboratories such as Sandia National and Los Alamos National Laboratories enables interaction with some of the leading chemical and nano-material technology experts and testing facilities.

Our initial research and development efforts are based on modifying or improving the properties of currently available solder powder metals and positioning our materials as drop-in replacements for existing materials or assembly processes. We believe this will allow for a rapid development curve based on a solid engineering approach. Our technical staff will directly engage with a prospective customer’s engineers to determine the most viable and cost-effective plan to supplant an existing qualified process. We currently plan to use minimal resources for development of micro-composition materials, which is largely driven by customer applications. Our initial research efforts will be to develop Surflo low temperature solder materials for use in level-one assembly material and wafer bumping applications. We also may investigate copper based metal features such as microvia and blind via for expedient process technologies. We believe that our relationship with outsourcing companies provide us the ability to rapidly prototype machine and device concepts.

We believe this expansion is created as a result of semiconductor companies facing increasing demands for miniaturization and improved thermal and electrical performance in semiconductor devices.

We have certain working relationships with national research laboratories as well as universities under contracted service arrangements. We are working to include novel high conductivity nano-particles in our proprietary materials product line and are exploring possible licensing arrangements with leading research laboratories in this area. To date, no formal licensing agreements have been consummated, however, Louisiana Tech is conducting testing for us on a time and materials basis, and Sandia National Laboratory has provided us limited characterization and optical testing services in exchange for plating services. Income received by us for such plating services and payments made to such institutions for testing services have been minimal. There can be no assurance that any of our working relationships will ever develop into formal licensing, development or other agreements.

Competition

Based upon our market analysis, we believe that our competitors comprise the following categories:

•	Robotic Ball Placement
•	Paste and Stencil Plating
•	Traditional Electroplating Tool Suppliers
•	Serially placed wire bond stud bumping tools
•	Substitutes and new technologies such as jetting technology

Competitive semiconductor electroplating tool suppliers are shown in the table below.

Company	Tool Offerings
SemiTool, Inc.	Wet processing tools, Cup Bump plating tools, ECD copper tool
Electroplating Engineers of Japan, Ltd.	Cup electroplaters for alloy bumps and copper damascene
C. Uyemura & Co., Ltd.	Conventional rack process and wafer-boat for Electroless
EBARA Corporation	Cup electroplaters for alloy bumps and copper damascene
Technics, Inc.	Cup and bench with rack electroplaters
Hitachi Engineering & Services, Co., Inc.	Vertical paddle electroplater
NEXX Systems, Inc.	Vertical batch electroplating cell

Older bumping technologies that utilize both robotic ball placement and stenciling technologies can compete with typical electroplating technologies more cost effectively given the higher cost of competitive electroplating in lower end applications.

For most higher value processors or application specific integrated circuit die and analog die, electrochemical deposition (ECD) technologies are an effective method to meet the lower defect levels while maintaining cost effectiveness.

ECD is a technique used to deposit thin films of various materials onto various surfaces (e.g., semiconductor wafers) by an electromechanical means. Variants of ECD include:

•	ECD Damascene
•	Multi-cell (traditional) electroplating;
•	Single-cell electroplating - including Electroless (or chemical reactive) plating.

ECD technologies (including electroplating) may better address newer devices with bump pitches less than 200um. Older processes may not be capable of the quality and low defect levels required for high performance devices and may not be capable of the repeatability required by newer technologies.

Intellectual Property

We have sought U.S. and international patent protection of key technologies used in our business as follows:

Patent Description	Issued	Status

“Sub-micron & Nano Size Particle Encapsulation by Electrochemical Process and Apparatus”	2005	Patent 6,942,765

“Electrodeposition Apparatus and Method using Magnetic Assistance and Rotary Cathode for Ferrous and Magnetic Particles”	2005	Patent 6,890,412

“Metal Hydride Composite Materials”	2004	Patent 6,824,667

“Coated and Magnetic Particles and Applications Thereof”	Filed 2003	Patent Pending

“Apparatus and Method for Highly Controlled Electrodeposition”	Filed 2004	Patent Pending

“Plating Apparatus and Method”	Filed 2005	Patent Pending

“Method and Apparatus for Aligning MEMS and Photonics Devices”	Filed 2005	Patent Pending

“Composite Magnetic Particles and Foils”	Filed 2005	Patent Pending

“Dynamic Profile Anode”	Filed 2005	Patent Pending

To protect our trade secrets, we plan to provide certain of our controlled process intellectual property as part of a tool transaction while continuing to develop additional process applications to exploit the tool intellectual property.

We have registered the domain name www.surfect.com, as well as acquired trademark registration for Surfect®:

Our employees are parties to nondisclosure of proprietary information, innovation, confidentiality and non-compete agreements.

We may in the future pursue the licensing of certain technologies from laboratories, such as Sandia and Los Alamos National Laboratories, or other institution.

Customer Relationship Management

We currently anticipate that each sales region will require its own local technical support. We anticipate utilizing local manufacturers and support representatives to help sell and support our equipment and processes. Customer support in the Albuquerque, New Mexico corporate office will support customers in the United States and provide a platform for the management and facilitation of international customer support teams. Support will be available primarily through our internal sales team during the early product development and roll-out phase of our development which will be supplemented with internal technical product support as well as local support in Taiwan, Singapore, and China through a sales representative network. Our online support includes web access, including Frequently Asked Questions (FAQ’s) on a custom portal, on-line help in each product, email support requests posted on the customer portal, and by telephone. We use sales force CM software via web interface to provide high quality yet low cost customer development management. Engineers in the United States create on-line training materials and tutorials, and work with international contacts to translate those materials.

Our focus is to respond to customers’ needs for technology which we believe will enable us to implement cost effective rapid flip chip capacity growth and to introduce lead-free flip chip bumps as quickly as possible. Our strategy and technology approach are focused on providing market penetration with large customers experienced in flip chip technology and willing to share reliability data. Our initial prospects will act as Beta customers providing critical feedback on process and tool operation as well as incorporating their specific requirements and metrology inputs. Our process team will provide process demonstration wafers which are characterized by the customer’s process, and reliability engineers followed by additional wafers run on a beta tool installed in the customer’s facility. We believe that customer characterizations will result in valuable feedback and references. Currently our marketing activities are focused on securing orders from Texas Instruments and Freescale (leading US independent device manufacturers (IDM)) and ASE and SPIL (merchant outsourcing providers supporting key foundries such as TSMC and other IDMs and OEMs.) Bumped wafers demonstrating process capability have been provided to these initial prospects and beta orders are currently anticipated in the second quarter of 2007.

Employees

As of March 28, 2007, we had twelve full-time employees, three in research and process engineering, four in product development and production, one in sales and marketing and four in management, finance and administration. Our employees are not represented by a union or collective bargaining entity and our management considers relations with employees to be good.

In addition to Steven Anderson, our Chief Executive Officer and a 20-year packaging industry veteran, during the past twelve months we have retained Miles Prim, a 29-year packaging veteran first as Vice President of Product Development and currently as our Chief Operating Officer; Yixiang Xie, PhD, with more than 12 years of semiconductor development experience, as our Chief Technology Officer and James Turk, a 14-year veteran with public and private manufacturing concerns, as our Chief Financial Officer.

We currently anticipate hiring an additional 3-5 employees in the areas of production and process engineering during 2007.

Regulation

We are subject to regulation by numerous federal, state and local regulatory agencies, including the United States Department of Transportation, which regulates shipments of chemicals and the importation of hazardous materials, and the United States Department of Commerce which regulates the import and export of technological products, and similar state and local agencies. Compliance with these laws has not had and is not anticipated to have a material effect on our business.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this prospectus, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Company and Business

Our products are highly specialized and it is difficult to estimate the size of the available market for our products.

Our products are highly specialized and primarily have applications in high-performance semiconductor wafer bumping and packaging applications. It is difficult to estimate with certainty the total market size for our products and there can be no assurances that our products will achieve market acceptance or generate significant revenues.

We are in an early stage of development and have a limited operating history, which makes evaluating our business more difficult and therefore investors have limited information upon which to rely. We have accumulated deficits in the research and development of our technology and there is no guarantee that we will generate significant revenue or become profitable.

We are in the early stage of development, have had limited revenue related to our core operations and have only a limited operating history on which to base an evaluation of our business and prospects. From inception through December 31, 2006, we have generated limited revenue from the provision of miscellaneous consulting and plating services which we have recorded in our financial statements as other income. On November 28, 2006, we recorded our first revenue from tool sales of approximately $221,000. For the fiscal year ended December 31, 2006, we experienced losses of approximately $3 million on a consolidated basis. As of December 31, 2006, our accumulated deficit amounted to approximately $7.7 million. In addition, we expect to continue incurring operating losses for the foreseeable future. Our ability to generate significant revenues and achieve profitability depends on our ability to complete the development of and manufacture, market and sell our technology. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the difficulty of bringing our product to market on a timely basis.

We may not be able to continue as a going concern.

Our auditors have included an “uncertainty paragraph” in their audit report on our financial statements for the period ended December 31, 2006 regarding our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, include obtaining additional funding from the sale of securities and establishing revenues from commercializing one or more products. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through these methods, there can be no assurances that such methods will prove successful.

Our revenue is highly dependent on the semiconductor industry which is subject to fluctuations.

We anticipate that most of our revenue will be derived from semiconductor companies and outsourcing merchant providers and other suppliers in the semiconductor industry. We may decide to expand beyond the semiconductor market to high density PCB substrate and solar cell markets if and when such markets grow but we are currently exclusively dependent in the short term on semiconductor industry fluctuations. Our revenue, if any, may increase and decrease with the level of equipment purchases and wafer bump conversion activity and is therefore subject to declines in or disruptions to purchasing or qualification buy-offs in the semiconductor industry. Our revenue may be adversely affected as product demand and customer volume requirements vary in the semiconductor industry as a result of:

•	Economic downturns and recessions;
•	Global security issues, political instability, acts of terrorism, hostilities and war;
•	Seasonal customer assembly fluctuations that may be aimed at building inventory to support the increased demand during the Christmas season or for major new product launches;
•	Increased customer competitiveness reducing the number of customers and capacity requirements;
•	Inclement weather and earthquakes, such as the recent tsunami which devastated parts of Southeast Asia and could prevent access to customer locations and factories;
•	Shifts in product design that could disrupt current technology conversion paths;
•	Economic and political issues in the Asia, European, Latin America and emerging markets; and
•	The financial condition of merchant providers and smaller semiconductor customers.

The possibility of further supply disruptions, availability of key material sources, Integrated Circuit (IC) demand, product design changes, and financial instability in emerging markets may continue to adversely affect the semiconductor equipment market. Companies may reduce their planned capacity requirements, making fewer unit sales available to us. The financial instability of smaller semiconductor companies or a prolonged substantial decrease in semiconductor booking volumes could have an adverse impact on our business and operations.

Initially we expect to depend on a relatively small number of customers.

We expect our sales to be concentrated among relatively few customers. The loss of any significant customer or any reduction in orders by a significant customer may have a material adverse effect on our revenues.

We encounter risks and difficulties frequently experienced in rapidly evolving industries such as the semiconductor industry.

We may face risks related to our ability to:

•	Attract and retain customers on a cost-effective basis;
•	Expand and enhance our product offerings;
•	Operate, support, expand and develop our operations, our websites, our software and our communications and other systems;
•	Diversify our sources of revenue, including by entering into agreements that may reflect changes to our business model;
•	Maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives;
•	Manage our relationships with important semiconductor manufacturers and other industry participants; and
•	Respond to competitive market conditions.

If we are unsuccessful in addressing these risks or in executing our business strategy, we may not be profitable.

We face competition from established and emerging semiconductor capital equipment manufacturers, which could divert prospective customers to our competitors.

We currently compete in wafer bumping tools and packaging. Some equipment companies not traditionally serving our market could enter our market, causing reduced revenues and sales opportunities. We expect existing competitors and new entrants to the wafer bumping business to increase and to constantly revise and improve their business models. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing companies by large corporations could increase potential competitors’ resources. Since our resources are limited, we may not be able to compete with these larger competitors.

We are dependent on the continued operation of qualified manufacturing outsourcing capacities.

We currently intend to outsource all of our manufacturing activities to facilities located in the United States and Asia. While we have not as yet identified such manufacturing facilities, we believe there are sufficient manufacturing facilities available to us for the foreseeable future. If and when we find qualified manufacturers we may not be able to continue to find qualified manufacturers on acceptable terms and, if we do there can be no assurance that product quality will continue to be acceptable. These facilities may be subject to disruption for a variety of reasons, including work stoppages, fire, energy shortages, flooding or other natural disasters. We cannot ensure that alternative production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could negatively impact our ability to operate our business.

Consolidation in the semiconductor capital equipment industry and increased competition may result in increased expenses, lost bookings and reduced revenue.

We compete to attract and retain the largest most advanced flip chip companies as prospective customers. Consolidation of customers may result in decreased equipment demand and increased competition. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. In addition, consolidation among process equipment manufacturers, such as mergers and alliances, may increase competition from their distribution channels or give them additional leverage to negotiate lower booking charges.

Our success depends on maintaining the integrity and upgrading the quality of our systems and infrastructure.

If our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Fabless companies, merchant providers and large IC manufacturers will not tolerate a service hampered by slow equipment delivery and lead times, unreliable service levels and production outages due to installation delays, or insufficient technical support and process capability, any of which could negatively affect our business.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and operating results could suffer.

Our future success depends on providing products and services that are accepted by semiconductor manufacturers. Our competitors are constantly developing innovations. If wafer bumping industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and existing products and services. Additionally, we will have to consistently introduce new high-quality products and services that semiconductor industry participants can easily and effectively use. If we are unable to provide prospective customers with high quality and technologically efficient products, then such customers may become dissatisfied and move to competitors’ products. Moreover, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users.

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology.

Although we seek to protect our technology through, among other avenues, U.S. and foreign patent protection, there can be no assurance that the patents which may be obtained and the patent applications filed by us are sufficient to protect our technology or that any patent will not be held invalid, circumvented, or infringed by others. In addition, we rely to a significant extent on proprietary know-how. We cannot ensure that others will not independently develop superior know-how to that which we now consider proprietary.

We have received three patents and filed six additional patent applications with the U.S. Patent and Trademark Office and have filed patent applications in Europe, Japan, Taiwan, Malaysia, and the World Intellectual Property Organization. In addition, we have registered our trademark SURFECT® and will apply to register new trademarks as they arise. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others. Enforcing or defending our rights is expensive, could cause diversion of our resources, and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

We may face litigation from third parties that claim our products infringe on their intellectual property rights.

We may be exposed to future litigation by third parties based on claims that our technologies, products, or activities infringe the intellectual property rights of others or that we have the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Most of our license agreements would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to cease selling, incorporating or using any of our technologies and/or products that incorporate the challenged intellectual property, which would adversely affect our future revenue; obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or redesign our products, which would be costly and time consuming. We have not engaged in discussions, received any communications, nor do we currently have any reason to believe that any third party is challenging or has the proper legal authority to challenge our intellectual property rights.

Doing business internationally poses special risks.

We intend to conduct a large portion of our business internationally which requires management attention and special resources. We currently are focused on initial customer penetration in the Taiwan market which represents the largest market for our tools and processes outside of the United States. We currently plan to focus future Asian activities in Singapore, Korea, Japan, and China. We will face a number of risks associated with international operations, including:

•	currency fluctuations;
•	challenges caused by distance, language and cultural differences;
•	longer payment cycles in some countries;
•	credit risk and higher levels of payment fraud;
•	legal and regulatory restrictions;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;
•	political and economic instability and export restrictions;
•	potentially adverse tax consequences; and
•	higher costs associated with doing business internationally.

In addition, agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system. These and other risks could harm our international business efforts, which would adversely affect our business prospects and operating results. If we are unable to manage successfully the risks inherent in international activities, our international business operations could suffer.

We depend upon key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel who may be unavailable due to the necessity of unique skills and resources.

Our success will depend to a significant degree upon the continued services of key management, including Steven Anderson, our Chief Executive Officer. We intend to purchase “key man” life insurance for Mr. Anderson in the amount of $3,000,000. This insurance may not adequately compensate for the loss of Mr. Anderson’s services. Management and other employees may voluntarily terminate their employment at any time, since we do not have employment agreements with anyone. Our success will also depend on the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. The loss of the services of key personnel, or the inability to attract and retain additional highly qualified personnel, could adversely affect our business and damage our business prospects.

We will require significant additional funding which we may have difficulty raising because of our limited operating history and business risks associated with our company.

We currently do not generate significant revenues. We do not know when, or if, this will change. We have expended substantial funds in research and development as well as administrative efforts and will continue to expend substantial funds in manufacturing, research and development and for general operations. We will require substantial additional funds to gear up operations if and when our products are accepted into the market, and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable or are not available on terms deemed acceptable by management, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or product or marketing efforts. Our long term capital requirements are expected to depend on many factors, including:

•	the number of potential products and technologies in development;
•	continued progress and cost of our research and development programs;
•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	costs of developing sales, marketing and distribution channels and our ability to sell our products;
•	competing technological and market developments;
•	market acceptance of our products; and
•	costs for recruiting and retaining management, employees, and consultants.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise additional funds through the exercise of warrants, equity or debt financings, collaborative arrangements with corporate partners, or other sources. Any equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations, or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce, refocus, or delay our development efforts with our technology and products.

Since we may be dependent on collaborative arrangements for the development of our technologies and business, we may be exposed to the risk of reliance on the viability of third parties.

In conducting our research and development activities, we may in the future rely upon collaborative arrangements with universities, laboratories and corporate partners. The loss of or failure to perform under any of these arrangements, by any of these entities, may substantially disrupt or delay our research and development activities.

Due to our limited marketing, sales, and distribution experience, we may be unsuccessful in our efforts to sell our products, enter into relationships with third parties, or develop sales organization.

We have yet to establish any marketing, sales, or distribution capabilities for our proposed products. At the appropriate time, we intend to enter into agreements with third parties to sell our products or we may develop our own sales and marketing force. We may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. We have limited experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training, and managing such an organization. We may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all, and may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to us;
•	fail to adequately market our products;
•	cease operations with little or no notice; or
•	offer, design, manufacture, or promote competing products.

If we fail to develop sales, marketing, and distribution channels, we would experience delays in product sales and incur increased costs, which would harm our financial results.

We are exposed to product liability risks, which could place a substantial financial burden upon us should we be sued, because we currently have limited product liability insurance above and beyond our general insurance coverage.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of our products. We cannot assure that such potential claims will not be asserted against us. A successful liability claim or series of claims brought against us could consume our resources and harm our reputation and business.

We currently have limited product liability insurance, and do not have other liability insurance relating to any products that could cover all of the liability or damage that could occur as a result of our activities. We cannot assure that we will be able to maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we may collaborative or our future licensees may not be willing to indemnify us against liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business.

Our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet their requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures.

To mitigate the risk of supply interruptions from a sole-source supplier, we may determine to maintain excess inventory of the products or components they supply. Managing our inventory levels is important to our cash position and results of operations. An excessive amount of inventory reduces our cash available for operations and may result in excess or obsolete materials. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenues. An inability to forecast future revenues or estimated life cycles of products may result in inventory-related charges that would negatively affect our gross margins and results of operations.

Our business may incur substantial expense to comply with environmental laws and regulations.

We may incur substantial costs to comply with environmental laws and regulations. In addition, we may discover currently unknown environmental problems or conditions. We are subject to extensive federal, state, provincial and local environmental laws and regulations which govern the discharge, emission, storage, handling and disposal of a variety of substances that may be used in, or result from, our operations. Environmental laws or regulations (or their interpretation) may become more stringent in the future.

Instability in emerging markets may adversely affect the semiconductor equipment market.

Supply disruptions, availability of key material sources, IC demand, product design changes and financial instability in emerging markets may adversely affect the semiconductor equipment market. Companies may reduce their planned capacity requirements, making fewer unit sales available to us. The financial instability of smaller semiconductor companies or a prolonged substantial decrease in semiconductor booking volumes could have an adverse impact on our financial performance, operations, liquidity and capital resources.

Risks Relating to Our Common Stock

Our stock price may be volatile and a decrease in the market price could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have no current plan to pay dividends on our common stock. Any return on investment may be limited to the value of our common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

Our principal stockholder, executive officers and directors together beneficially own a substantial number of shares of common stock, which gives them substantial control over certain major decisions on which our stockholders may vote and which may discourage an acquisition of our company.

Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 51.5% of our outstanding common stock. Accordingly, such persons will have the ability to determine the direction and decisions of our company. Additionally, the executive officers and directors may have even greater control in the event that they exercise any of the options which have been or may be granted to them under our employee incentive plan or if they otherwise acquire additional shares of our common stock.

The interests of our current executive officers and directors may differ from the interests of other stockholders. As a result, these current executive officers, directors and principal stockholder will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including in connection with the following actions:

•	the election of directors;
•	the amendment of charter documents;
•	the issuance of blank check preferred or convertible stock, notes or instruments of indebtedness, which may have conversion, liquidation and similar features and other financing arrangements; or
•	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

There may be a limited market for our securities and we may fail to qualify for a Nasdaq or other listing.

Our common stock is currently approved for quotation on the OTC Bulletin Board. We anticipate applying for listing of our common stock on either The NASDAQ Capital Market or the American Stock Exchange or a national or other securities exchange as soon as is practicable, assuming that the Company can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should the Company fail to satisfy the initial listing standards of such exchanges, or our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock may be considered “a penny stock”, which would make it more difficult for our investors to sell their shares.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock is currently less than $5.00 per share and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our certificate of incorporation authorizes our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that, among other things, would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Delaware law and our charter contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our stockholders.

Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of us or for our stockholders to remove existing management, and may discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our stockholders.

We are subject to the reporting requirements of federal securities laws, which can be expensive and public company compliance may make it more difficult to attract and retain officers and directors.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. Some members of our management have limited or no experience operating a company whose securities are traded or listed on an exchange, or with SEC rules, requirements and practices applicable to a publicly traded company. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, when applicable, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 2.  Description of Property.

Our executive offices are located in 4,800 square feet of mixed use office and clean-room space located in Albuquerque, New Mexico. This lease expired on December 31, 2006 and is continuing on a month-to-month basis at a rate of $3,300 per month. This facility houses our executive offices as well as certain administrative operations. Management believes that comparable space is readily available in Albuquerque should our current lease terminate.

Our sales and production offices are located in 5,250 square feet of mixed use office and clean-room space located at in Tempe, Arizona. We entered into a two-year lease, effective April 1, 2007, which provides for monthly rental payments of $5,250 for this space. This facility houses engineering as well as certain product development operations. Management believes that our present facilities are adequate to meet our immediate current needs and that comparable facilities are readily available in the markets in which we desire to operate.

Item 3.   Legal Proceedings.

There are no pending, and we are not aware of any threatened, legal proceedings against us.

Item 4.   Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board since October 6, 2006 under the symbol "SUFH.OB”. Prior to that date, there was no active market for our common stock. As of March 28, 2007, there were approximately 56 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	High	Low
Fiscal 2006

Fourth Quarter	$2.50	$1.81

Fiscal 2007

First Quarter (through March 28, 2007)	$2.32	$1.00

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	661,730	$0.43	874,607

Equity compensation plans not approved by security holders(2)	1,998,334	$0.43	-

(1)	Represents the 2006 Stock Plan.
(2)
Represents options held by certain of our management resulting from the conversion of previously held options to purchase shares of common stock of Surfect Technologies in connection with the Merger. (See “Other Options” and Note 13 to our December 31, 2006 financial statements.)

Recent Sales of Unregistered Securities

During the period covered by this annual report, we have not issued any unregistered securities which have not been previously reported.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB for our fiscal year ended December 31, 2006.

Overview

We are an early stage developer of automated electroplating tools for the semiconductor assembly industry. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

We were originally incorporated on November 8, 2001 as a Nevada corporation under the name Windy Creek Developments, Inc., and subsequently reincorporated in Delaware on September 14, 2006. Surfect Technologies was incorporated on December 26, 2000 in New Mexico and subsequently reincorporated in Delaware on April 4, 2006. As a result of the Merger on September 27, 2006, Surfect Technologies became our wholly-owned subsidiary. We did not have any operations before the Merger. After the Merger we changed our name to Surfect Holdings, Inc. and succeeded to the business of Surfect Technologies as our sole line of business.

Liquidity, Capital Resources and Cash Requirements

We have funded our operations to date through sales of equity and debt securities. Through a series of private placement offerings between July 1, 2004 and December 31, 2005, we raised an aggregate of approximately $4.1 million, net of offering expenses, to continue our research and development efforts, to build our initial electroless prototype(s) and to recruit a management team with strong semiconductor industry background to run our company.

Between January 2006 and May 2006, we received funding of $2,500,000 from ITU Ventures West I, L.P., a venture capital firm (“ITU Ventures”) through the issuance of series A-1 convertible, cumulative preferred stock, which preferred stock has since been fully converted into 6,072,316 shares of our common stock.

In September 2006, we completed a private placement offering to accredited investors of units, each unit consisting of 25,000 shares of common stock and a four-year warrant to purchase 12,500 shares of common stock at an exercise price of $2.00 per share, at a purchase price of $25,000 per unit (“Private Placement”). We raised $2.8 million in the Private Placement. Concurrently with the Private Placement, ITU Ventures converted an outstanding promissory note in the principal amount of $500,000, for 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercised price of $2.00 per share to ITU Ventures. We intend to use the proceeds from these offerings for, among other things, the commercialization of our Leapfrog and Ascent products.

As of December 31, 2006, we had working capital of $1.89 million compared to working deficit at December 31, 2005 of $902 thousand. As of December 31, 2006, we had $1.98 million in cash and cash equivalents compared to $150 in cash and cash equivalents at December 31, 2005.

We currently anticipate beginning delivery of beta units of our Leapfrog and Ascent products during the second quarter of 2007. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet our short-term cash requirements. However, if our products do not gain market acceptance in the quantities and/or at the prices anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, or obtain asset-based financing.

We may determine it necessary to offer additional securities in the future to secure adequate capital to meet our long term cash needs. We cannot offer any assurance that any additional equity or debt financing will not be dilutive to holders of our common stock or that we will be successful at raising capital through additional equity or debt financing, if required, or will be able to do so on favorable terms, if at all.

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for fiscal 2006 used cash of $3.0 million, compared to $2.3 million used for fiscal 2005. This increase in cash used by operating activities was primarily the result of increases in payroll and employee, research and development, and general and administrative expenditures.

Operating activities in fiscal 2005 used cash of $2.3 million, compared to $1 million used in fiscal 2004. This increase in cash used by operating activities was primarily the result of increases in payroll and employee, research and development, and general and administrative expenditures.

Cash Flows from Investing Activities

Net cash used in investing activities through fiscal 2006 was approximately $50 thousand compared to net cash used of approximately $235 thousand for fiscal 2005. This decrease in net cash used was primarily attributable to a reduction in asset purchases and patent filing costs incurred during fiscal 2006.

Net cash used in investing activities in 2005 was approximately $235 thousand compared to $137 thousand in 2004. This increase in cash used was primarily attributable to additional purchases of property, plant and equipment during 2005. We currently anticipate significant equipment expenditures during 2007 which we intend to acquire through capital leasing arrangements.

Cash Flows from Financing Activities

Net cash provided by financing activities through fiscal 2006 was $5.1 million, compared to cash provided of $397 thousand for the fiscal year ended 2005. This increase was attributable to the issuance of $2.5 million of preferred stock in exchange for approximately $2 million in cash and debt retirement of $500,000 in January and May 2006, $2.5 million from the private placements of our common stock and warrants in September 2006, and $500,000 from the conversion of a $500,000 promissory note into common stock and warrants in September 2006.

Net cash provided by financing activities for the year ended December 31, 2005 was $397 thousand, compared to cash provided of $3.1 million for the year ended December 31, 2004, due to the issuance of the $2.9 million of preferred stock in July and December 2004.

Income tax expense

At December 31, 2006, we had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $6 million, which will expire in years 2023-2025. The utilization of any net operating loss may have been impaired by the Merger.

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.

Item 7.   Financial Statements.

See our financial statements beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Surfect Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Surfect Holdings, Inc. and subsidiary (Surfect) (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from inception (December 26, 2000) through December 31, 2006. These financial statements are the responsibility of Surfect’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Surfect is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Surfect’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surfect Holdings, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from inception through December 31, 2006, in conformity with accounting principles generally accepted in the United State of America.

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As discussed in Note 11, in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. During 2006, Surfect received equity funding to meet its short-term working capital needs; however, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ REDW LLC

March 23, 2007

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31,

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,983,325	$150
Inventory	359,984	-
Prepaid expenses and other assets	130,296	15,435
Total current assets	2,473,605	15,585
Fixed Assets:
Furniture and machinery	256,479	278,213
Office and computer equipment	111,829	102,777
Leasehold improvements	69,339	69,339
	437,647	450,329
Less accumulated depreciation and amortization	(216,230)	(141,613)
Total fixed assets	221,417	308,716
Patents:
Pending patents	107,721	72,059
Issued patents, net of accumulated amortization of $3,223 and $989 as of
December 31, 2006 and 2005, respectively	42,590	42,973
Total patents	150,311	115,032
Total assets	$2,845,333	$439,333

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets - continued

December 31,

	2006	2005
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$305,725	$195,281
Bank overdraft	-	114,136
Deposits payable	-	261,750
Notes payable	45,868	300,000
Current portion of capital lease	2,125	2,125
Warranty reserve	44,189	-
Other accrued liabilities	189,299	44,071
Total current liabilities	587,206	917,363
Long term liabilities, less current portion:
Capital lease	5,095	7,066
Total long term liabilities	5,095	7,066
Total liabilities	592,301	924,429
Stockholders' (deficit) equity:
Series A convertible cumulative preferred shares; no par; cumulative
dividends payable at 7%; convertible into 29,216,235 common shares	-	4,113,879
Common stock, $0.0001 par value (2006); no par value (2005)	1,420	100,400
Additional paid-in-capital	9,921,019	19,918
Deficit accumulated during development stage	(7,669,407)	(4,719,293)
Total stockholders' (deficit) equity	2,253,032	(485,096)
Total liabilities and stockholders' equity	$2,845,333	$439,333

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
Inception (December 26, 2000) through December 31, 2006

				For the Period from
				December 26, 2000
	Years ended December 31,			(Inception) to
	2006	2005	2004	December 31, 2006
Sales revenue	$220,939	$-	$-	$220,939
Cost of sales	66,545	-	-	66,545
Gross profit	154,394	-	-	154,394
Expenses:
Payroll and employee benefits	1,373,254	944,415	605,046	3,253,937
Research and development	599,547	727,321	381,994	1,761,424
Warranty	44,189	-	-	44,189
General and administrative	852,480	649,872	384,191	2,155,598
Sales and marketing	134,169	113,743	49,221	335,790
Depreciation and amortization	97,784	71,815	27,055	244,335
Interest	10,772	4,578	46,841	154,366
Total expenses	3,112,195	2,511,744	1,494,348	7,949,639
Other income	7,687	14,725	49,790	125,838
Net loss	$2,950,114	$2,497,019	$1,444,558	$7,669,407
Net loss per share attributable to common
stockholders, basic and diluted	$0.40	$0.50	$0.29	$1.41
Shares used in computing basic and diluted net loss
per share attributable to common stockholders	7,434,904	5,020,000	5,020,000	5,421,202

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity
Inception (December 26, 2000) through December 31, 2006

					Additional	Deficit Accumulated During	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of $5,020,000
shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2003	-	-	-	-	-	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832
cash consideration, conversion of convertible notes
and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879
Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation - employee	-	-	-	-	14,000	-	14,000
Share-based compensation - non-employee	-	-	-	-	5,000	-	5,000
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453
cash consideration, conversion of convertible notes
and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Issuance of Common Stock at $0.02 upon exercise of
options	302,679	6,054	-	-	(248)	-	5,806
Grant date fair value of stock options granted to
employees	-	-	-	-	52,267	-	52,267
Grant date fair value of stock options granted to non-
employees	-	-	-	-	5,096	-	5,096
Compensation resulting from management exercise of
option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518
Balance prior to September 27, 2006 recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity - continued
Inception (December 26, 2000) through December 31, 2006

						Deficit
					Additional	Accumulated During	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance prior to September 27, 2006 recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Effect of merger and recapitalization:
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-
Cancellation of STI Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-
Conversion of Windy Creek Developments
Common Stock upon merger with Windy Creek-
DE	2,500,001	250	-	-	41,750	-	42,000
Purchase and cancellation of STI non-qualified
investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of 3,700,000 stock for net proceeds of
$2,950,630 cash, including conversion of a $500,000
demand note payable to a principal shareholder	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	$1,420	-	$-	$9,921,019	$(7,669,407)	$2,253,032

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Inception (December 26, 2000) through December 31, 2006

				For the Period
				from December 26,
	Years ended December 31,			2000 (Inception) to
	2006	2005	2004	December 31, 2006
Operating activities
Net loss	$(2,950,114)	$(2,497,019)	$(1,444,558)	$(7,669,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	97,784	71,814	27,055	244,335
Loss on disposal of assets	8,010	10,006	-	26,873
Stock based compensation	202,881	19,000	-	221,881

Accrued withholding gross up on stock based compensation	34,731	-	-	34,731
Interest accrued converted to preferred stock	6,547	-	113,879	120,426
Expenses payable converted to preferred stock	-	-	45,168	45,168
Changes in operating assets and liabilities:
Inventory	(359,984)	-	-	(359,984)
Prepaid expenses and other current assets	(114,861)	16,399	(7,880)	(130,296)
Accounts payable	110,444	158,762	22,784	305,725
Deposits payable	(261,750)	(25,000)	286,750	-
Accrued liabilities	189,417	(36,136)	(21,928)	233,488
Net cash used in operating activities	(3,036,895)	(2,282,174)	(978,730)	(6,927,060)

Investing activities
Patent investment	(37,513)	(46,592)	(24,984)	(153,534)
Investment in fixed assets	(16,261)	(188,615)	(111,758)	(431,550)
Net cash used in investing activities	(53,774)	(235,207)	(136,742)	(585,084)

Financing activities
Bank Overdraft	(114,136)	114,136	-	-
Proceeds from notes payable	1,135,338	300,000	250,000	2,435,338
Repayments on notes payable	(389,470)	-	-	(389,470)
Proceeds from loans from officers	-	-	23,012	86,769
Repayments on loans from officers	-	(457)	(83,212)	(86,769)
Net proceeds from issuance of common stock	2,450,630	-	-	2,551,948
Proceeds from issuance of preferred stock	1,993,453		2,954,832	4,948,285
Net payments against capital lease	(1,971)	(2,057)	(443)	(4,471)
Repayments on leasehold improvement notes	-	(14,428)	(9,759)	(46,161)
Net cash provided by financing activities	5,073,844	397,194	3,134,430	9,495,469

Net increase (decrease) in cash and cash equivalents	1,983,175	(2,120,187)	2,018,958	1,983,325
Cash and cash equivalents at beginning of period	150	2,120,337	101,379	-
Cash and cash equivalents at end of period	$1,983,325	$150	$2,120,337	$1,983,325

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows - continued
Inception (December 26, 2000) through December 31, 2006

				For the Period
				from December 26, 2000
	Years ended December 31,			(Inception) to
	2006	2005	2004	December 31, 2006
Interest paid	$13,509	$1,841	$2,049	$29,198
Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$-	$-	$11,691	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in
demand notes payable, $113,879 of accrued interest
and $45,168 related accounts payable	$-	$-	$1,159,047	$1,159,047
Series A-1 preferred stock issued for $1,993,453 in
cash consideration, convertible demand notes
payable of $500,000 and accrued interest	$500,000	$-	$-	$500,000
Conversion of $500,000 demand note for 500,000
shares of common stock and warrants to purchase
250,000 shares (See Note 12 below)
	$500,000	$-	$-	$500,000
Issuance of 400,000 shares of Common Stock to
investor relations consultants as part of
recapitalization	$400,000	$-	$-	$400,000

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

1)    Description of Operations and Development Stage Status

Surfect Holdings, Inc. together with its subsidiary Surfect Technologies, Inc. (“Surfect” or the “Company”) is a development stage company based in Albuquerque, New Mexico, Surfect Technologies, Inc. was incorporated on December 26, 2000 (See Recapitalization at Note 12). The Company was formed to develop and commercialize certain intellectual property and research in connection with the use of electro deposition technologies to enable 3-D stacked die packaging innovations to increase semiconductor performance. Since inception through 2006, the Company’s activities have been substantially limited to research and development of technologies for commercialization. In November, 2006, the Company concluded its first tool sale, however as the majority of the Company’s efforts remained dedicated to establishment of vendor relationships, supply chain and market entry, these financials are prepared as a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7.

The consolidated statement of operations for the year ended December 31, 2006 includes the historical financial statements of Surfect Technologies, Inc. and gives effect to the September 27, 2006 recapitalization transaction described in Note 12 below. Since the date of recapitalization, all material intercompany transactions and balances have been eliminated in consolidation.

2)    Summary of Significant Accounting Policies

Concentration of Risk
Credit Concentration - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of deposits of cash and cash equivalents in excess of FDIC limits. The Company’s deposits are placed with major financial institutions, and management believes that it is not exposed to undue credit risk for any deposits that may, from time to time, exceed the federally insured limits.

Financing Concentration - The Company remains in the development (preoperational) stage and the majority of its debt and equity financing has come from its principal investor.

Supplier Concentration - The Company is heavily reliant on outsourcing firms to manufacture its products. The Company is attempting to develop a broader base of relationships to diversify its risk concentration.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)    Summary of Significant Accounting Policies — continued

Inventories
Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. The Company periodically reviews its inventories to identify excess and obsolete inventories and to record such inventories at net realizable values. It is reasonably possible that the Company’s estimates of net realizable values could be revised in the near term due to technological and other changes.

Fixed Assets, Depreciation and Amortization
Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein.

Depreciation and amortization has been provided by the Company in order to reduce the net value of fixed assets over estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five and three year lives, respectively. Furniture and machinery are depreciated over seven year lives. Leasehold improvements are amortized over the original life of the lease, plus known options to extend the lease, or the remaining life of the lease whichever is shorter.

Research and Development Costs
Research and Development (R&D) expense consists of project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Research and development costs are expensed as incurred. Research and development expense amounts reported include nonpayroll amounts. Payroll costs of research and development are reported as payroll.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Stockholders’ Equity
The Company is authorized to issue 40,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2006, there were 14,201,667 shares of Common Stock issued and outstanding and no shares of preferred stock issued and outstanding.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)    Summary of Significant Accounting Policies — continued

Loss per Common Share
Loss per share has been calculated in accordance with SFAS 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes from the diluted loss per share calculation, common shares potentially issuable as a result of possible preferred share conversions, cumulative dividends on preferred shares, and the possible exercise of warrants and stock options, since their impact would be antidilutive. (See further discussion at Note 16).

Income Taxes
Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirement of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The Company does not expect to have current income taxes payable or deferred tax balances not offset by valuation allowances for the foreseeable future. Accordingly, no income tax provisions have been reported.

Other Comprehensive Income
From inception through December 31, 2006, the Company had no changes in equity which constitute components of other comprehensive income.

Stock Option Plan
Option grants to employees
Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company recognized compensation expense only to the extent that it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Compensation, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123(R).

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)    Summary of Significant Accounting Policies — continued

Stock Option Plan - continued
Option grants to employees - continued
Stock-based compensation expense for all employee share-based payment awards granted after December 31, 2005 are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable. (See further discussion at Note 13 below.)

Option grants to non-employees
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed (see further discussion at Note 13).

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, principally cash, payables and debt, approximates their carrying value.

Revenue Recognition
In December 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which has been subsequently updated by Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” Under this method, revenue is recognized only when the following persuasive evidence of an arrangement exists:
•	delivery has occurred or services have been rendered;
•	the seller’s price is fixed or determinable and;
•	collectibility is reasonably assured.

As of December 31, 2006, the Company has not entered into any ongoing material revenue arrangements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)    Summary of Significant Accounting Policies — continued

Revenue Recognition - continued
The Company anticipates that:
•	any spare parts sales will be recognized upon shipment when title and risk of loss pass to the customer;
•
the Company’s product sales will generally contain formal customer acceptance provisions. Sales of products are not and will not be recognized until customer acceptance. Any deposit(s) received at the time of acceptance of order or upon delivery are and will be carried as a liability until formal customer acceptance and sign off has occurred;

•	once a formal customer acceptance has occurred, no further rights of return will exist except as provided for defective components under warranty (see Warranty Obligations below);
•	revenue related to services are recognized upon completion of performance of the service or ratably as the work is performed over the life of the related service contract;

Sales with multiple elements will be treated as such in accordance with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The amount of revenue recognized in multiple element arrangements will be the lesser of the fair value of the equipment or the contracted amount that was due or payable upon title transfer. The revenue for elements other than equipment will be recorded in deferred profit and would then be recognized as the balance of goods is delivered and/or services are performed.

Warranty Obligations
The Company anticipates that obligations for warranty expense will be accrued concurrently with the revenue recognized on the related equipment. As the Company has limited sales history, the Company will make provisions for its warranty obligations based upon management’s judgment. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change in the near term from the Company’s current estimate.

The Company’s warranty provision provides for general operational support and replacement of components which may fail for a period of one year from the date of acceptance of the product.

Recently Issued Accounting Pronouncements
Management has considered the impact of recently issued accounting pronouncements and is aware of no matters that will have a material prospective affect on these financial statements when they become effective.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

3)    Inventories

The Company outsources all of its manufacturing services and as such generally carries only finished goods inventory. At December 31, 2006 the Company’s inventory consisted of two beta tools (expected to be sold to customers) and certain associated replacement parts which are all categorized as finished goods inventory.

4)    Patents

Patents at December 31, 2006 and 2005 include capitalized costs of $42,590 and $42,973, net of accumulated amortization of $3,223 and $989, respectively. These balances consist of filing fees and executory costs related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $107,721 and $72,059, respectively have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

Filing fees and executory costs associated with patent applications are capitalized at the time incurred. Upon acceptance of a patent filing, the Company amortizes the costs over the associated life of the patent. In the event of denial or in the event a capitalized patent is deemed to be without worth, the unamortized balance is expensed.

5)    Deposits Payable

The Company received customer deposits totaling $261,750 in 2004 toward purchases of equipment from the Company. $85,000 was refunded during 2006. The remaining balance was earned during 2006 and was recognized as revenue.

6)    Income Taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through December 31, 2006, the Company incurred taxable losses totaling approximately $6,055,000 which are available to offset future taxable income through 2025, subject to ownership change limitations.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

7)    Related Party Transactions and Contingencies

During the period from inception through December 31, 2005, the Company had substantial transactions with Griego Electrochemical Technologies, Inc. (GET), a company majority owned and operated by the founder and former president of Surfect. Transactions by reporting period are summarized as follows (in thousands):
	2005	2004	2003	Since Inception
Loan advances from GET	$-	$-	$(17)	$(91)
Loan repayments to GET	-	-	32	91
Loan advances to GET	-	-	-	230
Loan repayments from GET	-	-	-	(230)
Fixed asset purchases from GET	-	-	-	45
Receivable (payable) balance at end of each period	-	(51)	3	-

Cash disbursed by Surfect to GET related to operational reimbursements:
Charged to:
General and administrative expenses:
Rent	-	12	36	85
Utilities, insurance, etc.	1	28	-	38
Payroll and related expenses	-	-	121	210
Research and development expenses	49	19	-	142
Total expenses per period	$50	$59	$157	$475

During 2006, the Company had no further dealings with GET. Management is not aware of any claims or contingent liabilities that apply to the Company related to GET.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

8)    Debt

The Company has the following short-term debt at December 31,
	2006	2005
9% demand note payable to principal stockholder.
Interest is accrued using simple interest.	$-	$300,000

Note to insurance carrier, 8.5% interest	45,868	-
	$45,868	$300,000
9)    Leases

At December 31, 2006, the Company had the following capital lease obligation.

Year Ending December 31,
2007	$3,062
2008	3,062
2009	2,139
Net minimum lease payments	8,263
Less amount representing interest	(1,043)
Present value of minimum lease payments	7,220
Less current maturities	(2,125)
$5,095

The cost of equipment under capital lease is $11,691 with accumulated amortization of $5,066 and $2,728 at December 31, 2006 and 2005, respectively.

The Company has an operating lease for its facilities that expired in December 2006. The lease is being continued on a month-to-month basis. The monthly rental payment is $3,300. Rent expense for the operating lease for the facility for 2006, 2005 and 2004 was approximately $39,600, $24,000 and $26,000, respectively.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

10)   Employee Benefit Plan

During 2004, the Company adopted a qualified voluntary Safe Harbor 401(k) Plan that covers all employees meeting certain age and length of service requirements. The Plan provides for voluntary employee contributions as well as providing a matching contribution from the Company. The Company matches participant contributions at 100% of the first 3% and 50% of the next 2% of each participant’s compensation.

Employer contributions vest on a stepped basis over six years of service. The Company made matching contributions totaling $14,007, $13,160, and $7,615 during the years ended December 31, 2006, 2005 and 2004, respectively.

11)   Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. As described in Note 12, during 2006, Surfect received equity funding to meet its short-term working capital needs, however, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Endeavoring to secure the Company’s ability to continue as a going concern, management is taking action on several fronts. The Company is pursuing other means of securing additional working capital to fund operations until the Company has reached a point where its cash requirements can be met by the continued operations of the Company. No assurances can be made that the Company will be successful in obtaining such additional working capital.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12.    Recapitalization

(a) Recapitalization

On September 27, 2006, Surfect Technologies merged with Surfect Holdings, Inc’s, wholly owned subsidiary, Surfect Acquisition Corp., resulting in Surfect Technologies being 100% owned by Surfect Holdings. This transaction was accounted for as a recapitalization.

Surfect Technologies has been treated as the acquirer for accounting purposes. Accordingly, the historical assets, liabilities and operations of Surfect Holdings before the recapitalization are those of Surfect Technologies, Inc. Subsequent to the recapitalization, the consolidated financial statements include the assets and liabilities of Surfect Technologies and Surfect Holdings, Inc., formerly Windy Creek Developments, Inc., and the historical operations of Surfect Technologies, Inc. and the operations of Surfect Holdings, Inc.

Immediately prior to the recapitalization, Surfect Technologies had a total of 55,871,297 shares of common stock issued and outstanding.   In connection with the recapitalization, Surfect Holdings issued 8,001,666 shares of its common stock to Surfect Technologies’ stockholders who qualified as accredited investors in exchange for 55,548,618 shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.

Also in connection with the recapitalization, (i) options to purchase a total of 13,872,696 shares of Surfect Technologies’ common stock held by certain members of Surfect Technologies’  management team were converted into options to purchase 1,998,334 shares of Surfect Holdings’ common stock at the same exercise price and on the terms set forth in the original option grants and (ii) options to purchase a total of  4,069,000 shares of Surfect Technologies common stock were converted into options to purchase 586,131 shares of Surfect Holdings common stock under the 2006 Stock Option Plan at the same exercise price and on the terms set forth in the original grants.

Such issuances of common stock and options in connection with the recapitalization were made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(b) Issuance of new securities

In connection with the recapitalization, the Company completed the closing of a private placement of its common stock on September 27, 2006, in which the Company sold an aggregate of 112 units to 37 accredited investors. Each unit consisted of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at $2.00

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12.    Recapitalization - continued

per share, at a purchase price of $25,000 per unit. In addition, on September 27, 2006, concurrently with the private placement, the Company issued (i) 500,000 shares of Common Stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 to ITU Ventures, our principal stockholder. The Company also issued 400,000 shares of Common Stock to investor relations consultants as part of the transaction.

The common stock issued and the warrants issuable in the private placement are subject to registration rights whereby liquidated damages may accrue and are payable in common stock at the rate of 1% (up to a maximum of 10%) of the aggregate amount of common shares received by the investors in the private placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; and (iii) such registration statement is not kept effective for the earlier of (a) 24 months or (b) the date when all registerable securities have been sold. Notwithstanding the foregoing, upon notification by the Company of the occurrence of a potential material event (as such term is defined in the subscription agreements for the private placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days.

The table below shows the effect on equity of the recapitalization transaction:

Recapitalization:		Common Shares		Preferred Shares
						Additional Paid
	Date:	Shares	$	Shares	$	in Capital
Equity balances of Surfect Technologies,
Inc. (STI) immediately prior to
recapitalization	9/1/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion of preferred shares to common
stock	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-

(1) Cancellation of STI common stock	9/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

(2) Purchase and cancellation of STI non-
qualified investor common shares	9/27/2006	(322,679)	(13,875)	-	-	-

Conversion of Windy Creek Developments
Common Stock upon merger with Windy
Creek-DE	9/27/2006	2,500,001	250	-	-	41,750

Issuance of common shares to STI Holders	9/27/2006	8,001,666	800	-	-	-
Issuance of Common Stock for net
proceeds of $2,950,630 cash, including
conversion of a $500,000 demand note
payable to a principal shareholder	9/27/2006	3,300,000	330	-	-	2,550,300

Issuance of common shares to investor
relation consultants	9/27/2006	400,000	40	-	-	399,960
		14,201,667	$1,420	-	$-	$9,921,019

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

 12.    Recapitalization - continued

An aggregate of 400,000 shares of common stock were issued under non-refundable agreements with certain consultants for investor relations services provided in connection with the recapitalization and private placement offering by the Company. These agreements provide that each of two consulting firms would receive 200,000 post recapitalization shares as a “Commencement Bonus”. The “Commencement Bonus” being defined as a nonrefundable, nonapportionable, and nonratable retainer and not a prepayment for future services. Such “Commencement Bonus” is considered a specific incremental cost directly attributable to and within 90 days of the September private placement in accordance with SAB Topic 5A. The value of the shares issued were determined to be $1.00 per share to be consistent with the amount being paid for units in the private placement (no value was associated with the warrants (see warrant discussion below). The resulting financial transaction is recorded as $400,000 of additional proceeds offset by an equal $400,000 associated cost of closing.

The agreements further provide for cash compensation for ongoing consulting services at an aggregate rate of $8,000 per month through August 2007, subject to termination at any time without refund or further financial obligation. The continuing consulting service is recorded as period expenses as incurred.

The Company additionally issued 108,250 freestanding warrants (in addition to the warrants included in the units sold as described above) to its placement agents in the private placement. In accordance with EITF 00-19 ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these issuances have been treated as permanent equity transactions. As the exercise price of the warrants significantly exceeded the fair value of the stock on the date of issuance, the fair value of the warrant is immaterial.

13)   Stock Options

On December 31, 2006, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $52,000 for the fiscal year ended December 31, 2006, $19,000 for the fiscal year ended December 31, 2005 and $71,000 for the period since inception (December 26, 2000). Except as discussed in Note 14 ‘Management Exercise’, no tax or other benefit has been recognized within the statement of operations of any period presented.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)   Stock Options - continued

2006 Stock Plan and Other Options

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1 to 3 year period of continuous service and have a 10 year term. As of December 31, 2006, no shares of Common Stock had been issued under the Plan, options to purchase 661,730 shares of Common Stock were outstanding and 838,270 shares of Common Stock remain available for issuance under the Plan.

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of the Company’s Common Stock in accordance with their terms in connection with the recapitalization. These options have terms consistent with the 2006 Stock Plan discussed above but are accounted for separately from the 2006 Stock Plan as a reserve against authorized but unissued Common Stock.

A summary of the Company’s stock options outstanding and exercisable at December 31, 2006 is presented in the table below:

	Option exercise price
	$ 0.14	$ 0.30	$1.58	$2.27	Total	Intrinsic Value
Outstanding	393,825	2,046,592	50,000	169,647	2,660,064	$98,372

Weighted average remaining contractual life of options outstanding (in years)	8.62	9.49	9.81	9.92	9.40

Exercisable	247,113	174,406	-	-	421,519	$55,996

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)   Stock Options - continued

Accounting for option grants to employees

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company recognized compensation expense only to the extent that it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. The Company’s management determined, based upon information provided to the Board which included an analysis of (1) the market prices of stock of corporations engaged in the same or similar line of business having their stock actively traded in a free and open market, (2) the nature of the business and the history of the enterprise from its inception, (3) the economic outlook in general and the condition of the specific industry in particular, (4) the book value of the stock and the financial condition of the business, (5) and the Company’s earning and dividend-paying capacities, the fair value of the options in excess of exercise prices granted to employees that vested and remained unforfeited during 2005 and 2004 to be approximately $14,000, which was recorded as compensation expense in 2005.

Prior to July 1, 2004, the Company was unfunded, except for modest founder funding. For stock options granted from inception through June 30, 2004, management determined the fair market value to be the cash value being contributed by founders for their stock holdings. Options granted during this period resulted in no compensation expense upon vesting.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123(R).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123(R), 2006 compensation expense of $52,000 was recorded which was approximately $11,000 less than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of SFAS 123(R) on both basic and diluted loss per share for the year ended December 31, 2006 was immaterial and as such no adjustment to the records of the Company was made. At December 31, 2006, the unamortized value of employee stock options under SFAS 123(R) was approximately $79,000. The unamortized portion will be expensed over a weighted average period of approximately three years.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

 13)   Stock Options - continued

Accounting for option grants to employees - continued

The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to the recapitalization, its volatility has been based upon the historical volatility of the Goldman Sachs Technology Industry Semiconductor Index which the Company believes to be comparable with the Company. In accordance with SFAS 123 (R), when selecting an index to utilize for evaluation of its historic volatility, the Company looked for stocks or an index of stocks which represented its industry and contained a representative sample of its competitors. Due to the fact that most public and newly public companies are revenue generating and post-development stage, or have unreliable volatilities themselves due to the trading limitations on their stock, limited entities or indexes were available for comparison.

As option valuation models require the input of highly subjective assumptions including the expected life of the option, and because the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar exercise and/or termination behavior (such as management vs. non-management labor) are treated separately for valuation purposes. The risk free rate for the periods within the contractual life of the option are based upon the US Treasury yield curve at the time of the grant.

The fair value of each option grant during the year ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

For the year ended December 31, 2006
Dividend yield	0%
Weighted Average volatility	30.96%
Risk-free interest rate (average)	4.61%
Expected lives	5 - 10 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based methodology for the year ended December 31, 2006, was $0.43.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)   Stock Options - continued

A summary of the status of the outstanding options and the changes during the year ended December 31, 2006 is presented in the table below:

	Number of Options				Weighted Average Exercise Price
	Employee	Non- Employee **	Total
Balance, January 1, 2006	3,350,000	364,000	3,714,000	*	.02	*
Granted	20,236,970	830,000	21,066,970	*	0.45	*
Exercised	(4,902,305)	-	(4,902,305)	*	0.04	*
Forfeited	(1,861,370)	-	(1,861,370)	*	.02	*
Recapitalization adjustment	(14,356,623)	(1,000,608)	(15,357,231)		n/a	*
Balance, December 31, 2006	2,466,672	193,392	2,660,064		0.43

	Number of Options Vested
	Employee	Non- Employee **	Total
Vested at January 1, 2006	1,488,333	268,167	1,756,500
Vested during period	7,030,837	263,224	7,294,061
Exercised during period	(4,902,305)	-	(4,902,305)
Forfeited during period	(1,668,310)	-	(1,668,310)
Recapitalization adjustment	(1,607,292)	(451,135)	(2,058,427)
Vested at December 31, 2006	341,263	80,256	421,519

*	Reflects options held in Surfect Technologies, Inc. prior to the recapitalization on September 27, 2006 which were converted at a rate of approximately 1 to 0.144048
**    See ‘Option grants to non-employees’ below

Compensation expense of approximately $52,267 was recognized in relation to share based compensation earned under the provisions of SFAS 123(R) in relation to options granted to management employees during the year ended December 31, 2006 (See Management Exercise of Vested Stock Options at Note 14).

The Company has determined that shares of Common Stock for future exercises shall be from authorized but unissued shares of stock.

For the year ended December 31, 2005, under APB 25, approximately $14,000 of stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, for options granted under its plan that had an exercise price less than the market value of the underlying Common Stock on their respective dates of grant.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)   Stock Options - continued

For the Company’s pro forma information for the  year ended December 31, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model described above with the following assumptions used:

For the Year Ended December 31, 2005
Dividend yield	0%
Expected volatility	16.98%
Risk-free interest rate	4.05%
Expected lives	5-10 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the year ended December 31, 2005 was $0.02.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data)	For the year ended December 31, 2005
Net loss applicable to common stockholders, as reported	$(2,497)
Net effect of difference between total stock-based employee compensation expense determined under APB 25 method for all awards, net of related tax effects	(3)
Pro-forma net loss	$(2,500)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.50)
Pro forma	$(0.50)

Option grants to non-employees

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)   Stock Options - continued

For the year ended December 31, 2006, stock based compensation expense of $5,096 was recorded for non-employees related to the grant of stock options to purchase 140,959 shares of the Common Stock issued in connection with on going consulting services begun at various dates between June 1 and November 30, 2006 and have been accounted for under EITF 96-18.

For the year ended December 31, 2005, stock based compensation expense of approximately $5,000 (approximately $1,500 of which was earned during 2004) was recorded for non-employees related to the grant of stock options to purchase 364,000 shares of the Common Stock issued in connection with on going consulting services begun at various dates between July 1, 2004 and July 10, 2005. Such compensation was accounted for under the provisions of EITF 96-18.

14)   Management Exercise of Vested Stock Options

Between November 15, 2004 and September 21, 2006, the Company issued options to purchase an aggregate of 11,403,322 shares of Common Stock of Surfect Technologies, Inc. to its executive management. The options were granted in the periods and at the amounts shown below. On September 26, 2007, the Company allowed its executive management to exercise their vested options and provided them a bonus to offset the exercise cash requirement. This transaction resulted in direct compensation as reflected in the table below. Additionally, the Company made associated federal and state tax deposits on behalf of its executive management of approximately $90,000.

Date	Number of Options Granted	Number of Options Vested and Exercised	Grant Date FMV and original Exercise Price	Exercise Price	Stock Option Compensation at Grant Date	Compensation at Exercise/Bonus Date	Total Compensation
Nov-04	1,600,000	586,667	$0.02	$0.043*	$-	$25,227	$25,227
Mar-06	3,550,000	1,733,333	$0.02	0.043*	2,661	71,872	$74,533
Jun-06	2,480,000	998,889	$0.02	0.043*	3,814	39,138	$42,952
Jul-06	620,000	229,630	$0.02	0.043*	593	9,281	$9,874
Sep-06	3,153,322	1,051,107	$0.04	0.043	45,199	-	$45,199
Total	11,403,322	4,599,626		$0.043	$52,267	$145,518	$197,785

* The exercise price of options granted prior to September 22, 2006 was amended, by mutual agreement between the Company and the employee, to the September 22, 2006 fair market value prior to management’s exercise. In accordance with the provisions of SFAS 123(R), the modifications were treated as an exchange for a new reward as of September 26, 2006 and the full amount of the fair value of all vested shares were recorded as compensation expense commensurate with the exercise of 4,599,626 options to purchase common shares of Surfect Technologies, Inc. Compensation expense related to the unvested options remaining will be recognized over their requisite service periods.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

15)    Warrants

As of December 31, 2006, there were warrants to purchase an aggregate of 1,758,250 shares of Common Stock, at an exercise price of $2.00 per share, outstanding. The warrants expire in September, 2010.

16)    Loss per share

The Company has incurred losses in all periods since inception.

The effect of additional common stock issuable as a result of potential preferred share conversions, cumulative dividends on preferred shares, and exercise of warrants or stock options, net of treasury share repurchases from warrant and stock option proceeds, has not been included in the diluted loss per share calculation since their impact would be antidilutive. Such additional potentially issuable shares totaled 4,418,313, 3,714,000, and 6,474,000 at December 31, 2006, 2005 and 2004, respectively.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information for this Item was previously filed with the SEC on October 3, 2006 in our Current Report on Form 8-K, dated September 27, 2006.

Item 8A.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange   Act.

Directors And Executive Officers

The following sets forth the names, ages and positions of our current directors and executive officers. All directors hold office for one-year terms until the election and qualification of their successors. All of our officers and directors were appointed in September 2006. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position

Steven Anderson	52	President, Chief Executive Officer, Secretary, Treasurer and Director
James Turk	42	Chief Financial Officer
Yixiang Xie	48	Chief Technology Officer
Miles A. Prim	49	Chief Operating Officer
Mark W. Eichhorn	49	Vice President Sales and Marketing
Laurence P. Wagner	46	Director
Chad Brownstein	33	Director
Jonah Schnel	33	Director

Steven Anderson has served as our President, Chief Executive Officer, Secretary and Treasurer and a director since September 2006. Mr. Anderson has also served as president, chief executive officer and as a director of our subsidiary, Surfect Technologies since July 2005 and as its Vice President of Business Development from December 2004 to July 2005. Mr. Anderson has 28 years packaging industry experience including marketing and technical development activities focused on electronics manufacturing and bringing new innovative interconnect technology to the semiconductor industry. Prior to joining Surfect Technologies, from 2002 through 2004, Mr. Anderson founded and served as president of Altgen, LLC, a solar fuel cell development company. From 2000 until 2002, Mr. Anderson served as the chief executive officer of Silicon Bandwidth, an optical interconnect development company, and from 1988 to 2000, as senior vice president of corporate marketing and business development at Amkor Technologies, a semiconductor industry assembly outsourcing company. Mr. Anderson holds a BSEE degree in Engineering from the University of North Dakota.

James B. Turk has served as our Chief Financial Officer since September of 2006. Prior thereto, from 2004 to 2006, Mr. Turk was the chief financial officer of Westland Development, Co., Inc., a public real estate development company. From 2000 to 2004, Mr. Turk was the president and chief executive officer of Jamikal Data Technologies, Inc., a financial and technology consulting firm, and from 1996 to 2006, Mr. Turk was the chief financial officer of Roses Southwest Papers, Inc., a paper products manufacturing company. Mr. Turk was an accountant with Grant Thornton from 1989 until 1992. Mr. Turk holds a BSBA degree in Accounting from Adams State University.

Yixiang Xie, PhD has served as our Chief Technology Officer since September of 2006. Dr. Xie has also served as chief technology officer of Surfect Technologies since March 2006 and as senior engineering manager from August 2005 through February 2006. Prior to joining Surfect Technologies, Dr. Xie served as senior technical staff and program manager at Intel Corporation from 2001 to 2005. Dr. Xie has over 12 years experience in semiconductor development, 12 years prior science experience and hands-on C-4 wafer bumping development and production ramp-up at Intel. Dr. Xie holds a PhD in chemistry from the University of Missouri-Rolla.

Miles A. Prim has served as our Chief Operating Officer since March 22, 2007 and as Vice President of Product Development since September 2006. Mr. Prim has also served a vice president of product development of Surfect Technologies since September 2006. Prior thereto, from 2005 through 2006, Mr. Prim served as vice president and general manager of Kulicke & Soffa Industries, Inc., a supplier of semiconductor assembly equipment, tools and materials (“K&S”), where he was responsible for its vertical test business’ multinational operations, marketing, research and development and product strategy. From 2004 to 2005, Mr. Prim worked as an independent consultant for companies in the technology industry. From 2001 through 2004, Mr. Prim was the founding senior executive and served as president and chief executive officer of ITEST, Ltd. (“ITEST”) in Seoul, Korea, a semiconductor test company. During his tenure at ITEST, Mr. Prim qualified 17 fabless or IDM customers, including the top three Korean high tech companies, and ITEST achieved ISO9001 and QS900 quality certifications.

Mark W. Eichhorn has served as Vice President of Sales and Marketing since September 2006. Mr. Eichorn has also served as vice president of sales and marketing of Surfect Technologies since August 2006. Mr. Eichhorn has 28 years of equipment experience at K&S where from January 2003 through March 2006 Mr. Eichorn served as vice president of test products customer operations and, from 1996 though January 2003, as director of its business development division. During his tenure at K&S, Mr. Eichhorn was responsible for developing its wire bonder equipment market and helping make K&S an industry leader. Mr. Eichhorn also served an instrumental role in business development at IDM and OEM accounts. Mr. Eichhorn holds a BSBA in Economics from SUNY-Empire State College.

Laurence P. Wagner has served as a director since September 2006. Mr. Wagner has also served as a director of Surfect Technologies since 2004. Mr. Wagner has 22 years experience in the semiconductor industry and has since August 2004, served as vice president of strategic business development at KLA-Tencor Corp. From 2001 through 2004, Mr. Wagner was a principal with the Excellerate Group, a management consulting firm. Mr. Wagner worked at FSI International, Inc., a tooling manufacturer (“FSI”), from May 2001 through June 2003, where he served as both senior vice president of FSI and president of its microlithography division and was involved with, among other things, business development, Asia-Pacific and European customer relationships, process re-engineering and product development. Mr. Wagner’s prior experience also included positions as group president and corporate senior vice president at K&S with responsibility for their core wire bond business, and at Rohm and Haas Company, a leading producer of specialty materials. Mr. Wagner holds a Masters degree in Chemical Engineering Practice and a Bachelors Degree in Chemical Engineering, both from the Massachusetts Institute of Technology.

Chad Brownstein has served as a director since September 2006. Mr. Wagner has also served as a director of Surfect Technologies since March 2006. Mr. Brownstein co-founded ITU Ventures in 2000, and, as managing partner, shares responsibility for directing overall investment strategy and oversees day-to-day activities. Prior to founding ITU Ventures, Mr. Brownstein was a member of Merchant Banking Division of Donaldson, Lufkin and Jenrette, Inc. (“DLJ”). Previously, he was employed in the DLJ’s investment banking division, where he participated in public and private investment banking activities including equity, debt and merger/advisory transactions. Mr. Brownstein received a B.A. from Tulane and attended Columbia Business School.

Jonah Schnel has served as a director since September 2006. Mr. Schnel has also served as a director of Surfect Technologies since June 2006. Mr. Schnel co-founded ITU Ventures in 2000, and, as managing partner, shares responsibility for directing overall investment strategy and oversees day-to-day activities. Prior to founding ITU Ventures, Mr. Schnel was a manager at SunAmerica, Inc., where he participated in the origination and management of $1.5 billion in corporate and real estate portfolio assets. Mr. Schnel received a B.A. summa cum laude from Tulane University, is a member of the steering committee for Caltech's Partnership for Innovation Entrepreneurial Fellows Program sponsored by the National Science Foundation and is a member of the Technology Transfer Advisory Board at the Colorado School of Mines. Mr. Schnel is a UCLA Anderson School of Management Certified Public Company Director.

There are no family relationships between any of our directors and executive officers.

Committees of the board of directors

Audit Committee

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by us and our independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. The audit committee currently consists of one director, Jonah Schnel.

Compensation Committee

The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plan and recommends and approves grants of stock and options under such plan. The compensation committee currently consists of one director, Chad Brownstein.

Director compensation

The following table sets forth director compensation as of December 31, 2006.

Name	Option Awards(1)	All Other Compensation	Total

Lawrence Wagner	$1,269(2)	-	$1,269
	$14,336(3)	-	$14,336
Thomas P. Griego (4)	$2,161(5)	$6,260(6)	$8,421

(1)
Based upon the aggregate grant date fair value calculated in accordance with FAS 123(R), Share Based Payments. Our policy and assumptions made in the valuation of share based payments are contained in Note 13 to our December 31, 2006 financial statements.

(2)
On September 24, 2004, Mr. Wagner was granted a ten-year option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.02 per share, which option vests as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of such shares, commencing on December 1, 2004. On September 27, 2006, in connection with the Merger, each share of common stock subject to the option was converted into 0.144048 shares of common stock resulting in an outstanding option to purchase 21,607 shares of common stock as of December 31, 2006.

(3)
On June 19, 2006, Mr. Wagner was granted a ten-year option to purchase an aggregate of 470,000 shares of common stock at an exercise price of $0.02 per share, which option vests as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of such shares, commencing on July 1, 2006. On September 27, 2006, in connection with the Merger, each share of common stock subject to the option was converted into 0.144048 shares of common stock resulting in an outstanding option to purchase 67,703 shares of common stock as of December 31, 2006.

(4)	Mr. Griego resigned as a director in December 2006.
(5)
On July 1, 2004, Mr. Griego was granted a five-year option to purchase an aggregate of 750,000 shares of common stock at an exercise price of $0.02 per share, which option vests monthly over thirty six months commencing on August 1, 2006. On September 27, 2006, in connection with the Merger, each share of common stock subject to the option was converted into 0.144048 shares of common stock resulting in an outstanding option to purchase 108,036 shares of common stock as of December 31, 2006.

(6)	Represents COBRA payments made on behalf of Mr. Griego in 2006.

Other than as set forth above, we have not paid, and currently do not intend to pay our directors fees for their services. We reimburse the members of our board of directors for reasonable expenses incurred in connection with their attendance at board and committee meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our directors, officers or 10% stockholders were subject to the filing requirements of Section 16(a) of the Exchange Act during our most recent fiscal year or prior fiscal years.

Code of Conduct

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Item 10.	Executive Compensation.

The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2006 (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Years	Salary	Option Awards (1)	All Other Compensation	Total
Steven Anderson Chief Executive Officer, President and director	2006	$173,654	$9,156	$137,783(2)	$320,593

Yixiang Xie Chief Technology Officer	2006	$98,654	$2,005	$27,337(2)	$127,996

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 13 to our December 31, 2006 financial statements.

(2)
Represents (i) the exercise of 2,503,333 shares and 496,667 shares of common stock held by Mr. Anderson and Dr. Xie, respectively, paid by us and (ii) a “gross up” amount of $49,042 and $9,730 reimbursed by us for the payment of taxes incurred in connection with such exercises for Mr. Anderson and Dr. Xie, respectively.

On each of March 31, 2006, June 19, 2006 and September 22, 2006, we granted Mr. Anderson a ten-year option to purchase 2,800,000, 1,240,000 and 3,496,276 shares of common stock at $0.02 per share, which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. Based upon a third party appraisal, the exercise price of these options was adjusted to $0.043 per share on September 22, 2006 to more accurately reflect the fair market value of such shares on the grant dates.

On each of March 29, 2006, September 21, 2006 and September 22, 2006, we granted Dr. Xie a ten-year option to purchase 750,000, 490,000 and 768,685 shares of common stock at $0.02 per share, which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. Based upon a third party appraisal, the exercise price of these options was adjusted to $0.043 per share on September 22, 2006 to more accurately reflect the fair market value of such shares on the grant dates.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options held by the Named Executive Officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price	Option Expiration Date

Steven Anderson	11,524	134,445	$0.30	9/15/14
	20,167	181,500	$0.30	3/31/16
	14,885	89,310	$0.30	6/19/16
	-	503,631	$0.30	9/22/16

Yixiang Xie	6,002	54,018	$0.30	3/29/16
	-	47,056	$0.30	9/21/16
	-	110,727	$0.30	9/22/16

(1)
On each of November 15, 2004, March 31, 2006, June 19, 2006 and September 22, 2006, we granted Mr. Anderson a ten-year option to purchase 1,600,000 2,800,000, 1,240,000 and 3,496,276 shares of common stock at $0.02 per share, which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. The exercise price of these options were adjusted to $0.043 per share on September 22, 2006 to reflect the fair market value of the common stock on the grant dates. Concurrently, Mr. Anderson exercised his options to purchase 586,667, 1,400,000, 516,667 and 0 shares of common stock, respectively, and each share of common stock subject to the options which had not vested on such date (6,632,942 shares in the aggregate) was converted into 0.144048 shares of common stock, in connection with the Merger.

(2)
On each of March 29, 2006, September 21, 2006 and September 22, 2006, we granted Dr. Xie a ten-year option to purchase 750,000, 490,000 and 768,685 shares of common stock at $0.02 per share, which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. The exercise price of these options were adjusted to $0.043 per share on September 22, 2006 to reflect the fair market value of the common stock on the grant dates. Concurrently, Dr. Xie exercised his options to purchase 333,333, 163,333 and 0 shares of common stock, respectively, and each share of common stock subject to the options which had not vested on such date (1,512,018 shares in the aggregate) was converted into 0.144048 shares of common stock, in connection with the Merger.

2006 Stock Plan

Our 2006 Stock Plan was adopted by our directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by our board of directors or the Compensation Committee, which Compensation Committee presently consists of Chad Brownstein. As of March 28, 2007, no shares of common stock have been issued under the Plan, options to purchase 625,393 shares of common stock were outstanding and 874,607 shares of common stock remain available for issuance under the Plan.

Other Options

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of our common stock in accordance with their terms in connection with the Merger. As of March 28, 2007, options to purchase an aggregate of 1,785,407 shares remain outstanding as a result of the expiration of options to purchase 212,927 shares without having been exercised.

Employment Agreements

We currently do not have employment agreements with any of our executive officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2007 regarding the number of shares of common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and disposition power with respect to such shares of common stock.

Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Surfect Holdings, Inc., 12000-G Candelaria NE, Albuquerque, New Mexico 87112.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock issuable upon the exercise of stock options or warrants or the conversion of other securities held by that stockholder that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other stockholder.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
ITU Ventures 1900 Avenue of the Stars Suite 2701 Los Angeles, California 90067	6,822,316(1)	47.2%

Thomas P. Griego P.O. Box 69147 Los Angeles, California 90069	822,274(2)	5.8%

Steven Anderson	484,801(3)	3.4%

Yixiang Xie	87,549(4)	*

Laurence Wagner	58,177(5)	*

Chad Brownstein	6,822,316(6)	47.2%

Jonah Schnel	6,822,316(6)	47.2%

All directors and executive officers as a group (eight persons)	8,100,232(7)	51.5%

* Less than 1%

(1)	Includes 250,000 shares issuable upon exercise of warrants.
(2)	Includes 102,034 shares issuable upon exercise of stock options.
(3)	Includes 124,201 shares issuable upon exercise of stock options.
(4)	Includes 16,005 shares issuable upon exercise of stock options.
(5)	Includes 58,177 shares issuable upon exercise of stock options.
(6)
Includes (i) 6,572,316 shares owned by ITU Ventures, which is managed by ITU Ventures West Capital Management, L.P., of which Messrs. Brownstein and Schnel are managing partners and (ii) 250,000 shares issuable pursuant to warrants held by ITU Ventures.

(7)	Includes 326,055 shares issuable upon exercise of stock options.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Chad Brownstein and Jonah Schnel, directors of our company and of Surfect Technologies, are each managing partners of ITU Ventures, our principal stockholder.

All of our officers and directors and 5% stockholders received 0.144048 shares of common stock in the Merger for each share of common stock held by them prior to the Merger, which represented the same conversion ratio as our other stockholders received, except for ITU Ventures which paid additional compensation of $500,000 for its shares. We issued a total of 7,455,123 shares of common stock in the Merger to such officers and directors.

On September 27, 2006, concurrently with the Private Placement, we issued (i) 500,000 shares of common stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 to ITU Ventures.

None of the persons who serve as directors of our company, or who served as a director during 2006 are independent under the independence standards of the Nasdaq, except for Lawrence Wagner.

Item 13.  Exhibits.

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization among Windy Creek Developments, Inc., Surfect Acquisition Corp. and Surfect Technologies, Inc., dated September 27, 2006 (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 3, 2006 (“October 3, 2006 8-K”))

3.1	Certificate of Incorporation, dated September 11, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 18, 2006 (“September 18, 2006 8-K”))

3.2	Certificate of Amendment, dated September 28, 2006 (incorporated herein by reference to Exhibit 3.1 to the October 3, 2006 8-K)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the September 18, 2006 8-K)

4.1	Form of Warrant issued under Common Stock Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the October 3, 2006 8-K)

4.2	Form of Placement Agent and Finders Warrant (incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form SB-2, dated November 30, 2006 (“Form SB-2”))

4.3	Placement Agent Letter Agreement between Granite Financial Group, LLC and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.2 to the October 3, 2006 8-K)

4.4	Placement Agent Letter Agreement between WFG Investments, Inc. and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.3 to the October 3, 2006 8-K)

4.5	Letter Agreement between Westminster Securities Corporation and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.4 to the October 3, 2006 8-K)

10.1
Form of Unit Subscription Agreement among Surfect Holdings, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated herein by reference to Exhibit 10.1 to the October 3, 2006 8-K)

10.2	Surfect Holdings 2006 Option Plan (incorporated herein by reference to Exhibit 10.2 to the October 3, 2006 8-K)

10.3	Surfect Holdings Form of Option Agreement (incorporated herein by reference to Exhibit 10.3 to the October 3, 2006 8-K)

10.4	Consulting Agreement between Vision Advisors, Inc. and Surfect Technologies, Inc., dated August 1, 2006, (incorporated herein by reference to Exhibit 10.4 to the October 3, 2006 8-K)

10.5	Consulting Agreement, dated August 1, 2006, between The Smyth Consulting Group and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form SB-2)

10.6	Separation Agreement between Surfect Technologies and Thomas Griego (incorporated herein by reference to Exhibit 10.6 to the October 3, 2006 8-K)

16.1	Letter from Moore & Associates, Chartered (incorporated herein by reference to Exhibit 16.1 to the October 3, 2006 8-K)

21	List of subsidiaries of Surfect Holdings, Inc.(incorporated herein by reference to Exhibit 21.1 to the Form SB-2)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*filed herewith

Item 14.  Principal Accountant Fees and Services.

REDW, LLC (“REDW”) has served as our independent registered public accounting firm since October 23, 2006 and as Surfect Technologies’ independent registered public accounting firm since July 18, 2006. The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and December 31, 2005 by REDW.

	2006	2005(4)
Audit Fees(1)	$42,126	$85,560
Audit-Related Fees(2)	$15,846	$0
Tax Fees(3)	$3,059	$3,230
All Other Fees	$0	$0

(1)	Comprised of fees for the audit of our annual financial statements and review of our quarterly report on Form 10-QSB.
(2)	Includes fees related to the review of our Current Reports on Form 8-K and Registration Statements on Form SB-2 and amendments thereto.
(3)	Comprised of services for tax compliance and tax research.
(4)	Fees for 2005 include fees for the audit of the period from Surfect Technologies’ inception (December 26, 2000) through December 31, 2005.

On September 27, 2006, we dismissed Moore & Associates, Chartered (“Moore”) as our independent registered public accounting firm as disclosed in our Current Report on Form 8-K, dated September 27, 2006. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2006 by Moore.

2006
Audit Fees(1)	$2,750
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFECT HOLDINGS, INC.

By:	/s/ Steven Anderson
Steven Anderson Chief Executive Officer, President and Director

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

March 29, 2007	/s/ Steve Anderson
Steve Anderson Chief Executive Officer, President and Director (Principal Executive Officer)

March 29, 2007	/s/ James Turk
James Turk Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 29, 2007	/s/ Chad Brownstein
Chad Brownstein Director

March 29, 2007	/s/ Jonah Schnel
Jonah Schnel Director

Exhibit Index

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization among Windy Creek Developments, Inc., Surfect Acquisition Corp. and Surfect Technologies, Inc., dated September 27, 2006 (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 3, 2006 (“October 3, 2006 8-K”))

3.1	Certificate of Incorporation, dated September 11, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 18, 2006 (“September 18, 2006 8-K”))

3.2	Certificate of Amendment, dated September 28, 2006 (incorporated herein by reference to Exhibit 3.1 to the October 3, 2006 8-K)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the September 18, 2006 8-K)

4.1	Form of Warrant issued under Common Stock Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the October 3, 2006 8-K)

4.2	Form of Placement Agent and Finders Warrant (incorporated herein by reference to Exhibit 4.2 to our Registration Statement on Form SB-2, dated November 30, 2006 (“Form SB-2”))
4.3	Placement Agent Letter Agreement between Granite Financial Group, LLC and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.2 to the October 3, 2006 8-K)

4.4	Placement Agent Letter Agreement between WFG Investments, Inc. and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.3 to the October 3, 2006 8-K)

4.5	Letter Agreement between Westminster Securities Corporation and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 4.4 to the October 3, 2006 8-K)

10.1
Form of Unit Subscription Agreement among Surfect Holdings, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated herein by reference to Exhibit 10.1 to the October 3, 2006 8-K)

10.2	Surfect Holdings 2006 Option Plan (incorporated herein by reference to Exhibit 10.2 to the October 3, 2006 8-K)

10.3	Surfect Holdings Form of Option Agreement (incorporated herein by reference to Exhibit 10.3 to the October 3, 2006 8-K)

10.4	Consulting Agreement between Vision Advisors, Inc. and Surfect Technologies, Inc., dated August 1, 2006, (incorporated herein by reference to Exhibit 10.4 to the October 3, 2006 8-K)

10.5	Consulting Agreement, dated August 1, 2006, between The Smyth Consulting Group and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form SB-2)

10.6	Separation Agreement between Surfect Technologies and Thomas Griego (incorporated herein by reference to Exhibit 10.6 to the October 3, 2006 8-K)

16.1	Letter from Moore & Associates, Chartered (incorporated herein by reference to Exhibit 16.1 to the October 3, 2006 8-K)

21	List of subsidiaries of Surfect Holdings, Inc.(incorporated herein by reference to Exhibit 21.1 to the Form SB-2)

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

*filed herewith