Form 10KSB/A
period 2006-12-31
Surfect Holdings, Inc
filed 2007-05-01
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The registrant’s revenues for the fiscal year ended December 31, 2006 were $220,939.

The aggregate market value of the common stock held by non-affiliates of the registrant as of April 27, 2007 (based upon the last sales price as reported on the OTC Bulletin Board) was $6,631,361.

As of April 27, 2007, 14,257,667 shares of common stock of the registrant were outstanding.

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

The Tools, Process, and Materials

BETA Tool	STRATAPLATE PROCESS Single step gold tin eutectic	Encapsulated Conductive Powders

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

Figure 1: Au / Sn before reflow	Figure 2: Au / Sn after reflow

•
The AggrePlate process is a developmental multi-element co-deposition process that provides the same composition of the StratoPlate Process in a single-deposit step using the same WaveCell Electroplating technology.

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

Employees

As of May 1, 2007, we had eleven full-time employees, three in research and process engineering, four in product development and production, one in sales and marketing and three in management, finance and administration. Our employees are not represented by a union or collective bargaining entity and our management considers relations with employees to be good.

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

We currently compete in the wafer bumping tools and packaging markets. Some equipment companies not traditionally serving our market could enter our market, causing reduced revenues and sales opportunities. We expect existing competitors and new entrants to the wafer bumping business to increase and to constantly revise and improve their business models. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing companies by large corporations could increase potential competitors’ resources. Since our resources are limited, we may not be able to compete with these larger competitors.

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

Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 52.2% of our outstanding common stock. Accordingly, such persons will have the ability to determine the direction and decisions of our company. Additionally, the executive officers and directors may have even greater control in the event that they exercise any of the options which have been or may be granted to them under our employee incentive plan or if they otherwise acquire additional shares of our common stock.

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

Our common stock has been quoted on the OTC Bulletin Board since October 6, 2006 under the symbol "SUFH.OB”. Prior to that date, there was no active market for our common stock. As of April 27, 2007, there were approximately 56 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	High	Low
Fiscal 2006
Fourth Quarter	$2.50	$1.81

Fiscal 2007
First Quarter	$2.32	$1.00
Second Quarter (through April 27, 2007)	$1.19	$1.01

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

The following discussion of our plan of operation should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this annual report on Form 10-KSB/A for our fiscal year ended December 31, 2006.

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

Critical Accounting Policies and Estimates

In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an understanding of our financial results and condition are discussed below. Certain of these policies require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Basis of Presentation –Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate our continuation as a going concern. However, we are subject to risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever generate income or positive cash flows from our operating activities or that we will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially affect our business, financial condition, and results of operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Development Stage Reporting – Since our inception, our activities have been substantially limited to research and development of technologies for commercialization and in November 2006, we concluded our first tool sale. We remain in the development stage since we have not yet commenced sales of our products on a commercial scale. We continue to be dependent on external sources of funding to meet our liquidity needs. Accordingly, our financial statements have been presented in development stage format.

Recapitalization – On September 27, 2006, we completed a merger transaction with a public shell entity, together with an equity infusion and related debt and equity transactions. These transactions were accounted for as a recapitalization, whereby Surfect Technologies was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of Surfect Technologies and post merger, the financial statements represent the consolidated financial position and operating results of Surfect Holdings, Inc. and its wholly-owned subsidiary, Surfect Technologies.

Concentration of Risk
Credit Concentration – Financial instruments which may potentially subject us to concentrations of credit risk consist primarily of deposits in excess of FDIC limits. Our demand deposits are placed with major financial institutions, and management believes that our company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

Financing Concentration – We remain in the development (preoperational) stage and the majority of our debt and equity financing has come from our principal investor.

Supplier Concentration – We are heavily reliant on an outsourcing manufacturer to develop tooling and manufacturing processes to bring our products to market. We are attempting to develop alternate relationships to diversify our risk concentration.

Loss Per Common Share – we report basic and diluted loss per common share. Diluted loss per share excludes common shares potentially issuable as a result of possible exercise of warrants and stock options, since their impact would be antidilutive.

Share-based Compensation – For 2006, we adopted a newly required accounting standard for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including dividend yield, weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected terms of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

Significant Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results. As we are preoperational, our most significant estimates and assumptions involve the overall financial statement presentation which assumes we will continue as a going concern; the cost basis carrying value of 2006 year end inventory, which assumes that our carrying value will be fully realized upon its sale; the adequacy of the our warranty reserve; and certain subjective factors included in calculating the cost of stock- based compensation.

Results of Operations

During 2005 and most of 2006, our operating activities were primarily limited to ongoing research and product development. In November 2006, we realized $220,939 of revenue from the sale of a pre-production tool. Our 2006 year-end inventory included two plating tools. Although early production models, we believe these tools are substantially representative of future production tools. We currently anticipate sales of these two tools in the second quarter 2007. However, revenue may not initially be recognizable in the second quarter of 2007. Because the tools are new products, we anticipate customer acceptance of the tools and final sales to occur once such customers are satisfied with the tools’ performance. We believe customer satisfaction with these two initial sales to be critical to the execution of our business plan and to our moving from development stage to operating stage.

Except for our final assembly, manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures during 2007 year and therefore do not anticipate the need for any additional funding for such purchases.

Total expenses, including $66,545 cost of goods and $44,189 of warranty expense in 2006 were $3,171,053 compared with $2,497,049 of expenses in 2005.

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

Net cash used in investing activities in 2005 was approximately $235 thousand compared to $137 thousand in 2004. This increase in cash used was primarily attributable to additional purchases of property, plant and equipment during 2005. Although we do not currently anticipate significant equipment expenditures during 2007, we intend to acquire required equipment through capital leasing arrangements when needed.

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

We currently anticipate beginning delivery of units of our Leapfrog and Ascent products during the second quarter of 2007. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet our short-term cash requirements. However, if our products do not gain market acceptance in the quantities and/or at the prices anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, or obtain asset-based financing.

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

Albuquerque, New Mexico
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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to December 31, 2006
	2006	2005	2004
Sales revenue	$220,939	$-	$-	$220,939

Cost of sales	110,734	-	-	110,734
Gross profit	110,205	-	-	110,205

Expenses:
Payroll and employee benefits	1,373,254	944,415	605,046	3,253,937
Research and development	599,547	727,321	381,994	1,761,424
General and administrative	852,480	649,872	384,191	2,155,598
Sales and marketing	134,169	113,743	49,221	335,790
Depreciation and amortization	97,784	71,815	27,055	244,335
Interest	10,772	4,578	46,841	154,366
Total expenses	3,068,006	2,511,744	1,494,348	7,949,639

Other income	7,687	14,725	49,790	125,838

Net loss	$2,950,114	$2,497,019	$1,444,558	$7,669,407

Net loss per share attributable to common stockholders, basic and diluted	$0.40	$0.50	$0.29	$1.41

Shares used in computing basic and diluted net loss per share attributable to common stockholders	7,434,904	5,020,000	5,020,000	5,421,202

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity
Inception (December 26, 2000) through December 31, 2006

	Common Stock		Preferred Stock Series A		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

December 26, 2000 - initial issuance of $5,020,000 shares at $0.02 per share	5,020,000	$100,400	$-	$-	918	$-	$101,318

Net loss from inception to December 31, 2003	-	-	-	-	-	(777,717)	(777,717)

Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)

Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879

Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)

Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923

Share-based compensation - employee	-	-	-	-	14,000	-	14,000

Share-based compensation - non-employee	-	-	-	-	5,000	-	5,000

Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)

Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)

Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000

Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	-	-	(248)	-	5,806

Grant date fair value of stock options granted to employees	-	-	-	-	52,267	-	52,267

Grant date fair value of stock options granted to non-employees	-	-	-	-	5,096	-	5,096

Compensation resulting from management exercise of option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518

Balance prior to September 27, 2006 recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity - continued
Inception (December 26, 2000) through December 31, 2006

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance prior to September 27, 2006 recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

Effect of merger and recapitalization:

Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-

Cancellation of STI Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-

Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000

Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)

Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800

Issuance of 3,700,000 stock for net proceeds of $2,950,630 cash, including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	-	-	2,950,260	-	2,950,630

Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)

Balance at December 31, 2006	14,201,667	$1,420	-	$-	$9,921,019	$(7,669,407)	$2,253,032

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,
	2006	2005	2004	For the Period from December 26, 2000 (Inception) to December 31, 2006
Operating activities
Net loss	$(2,950,114)	$(2,497,019)	$(1,444,558)	$(7,669,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,784	71,814	27,055	244,335
Loss on disposal of assets	8,010	10,006	-	26,873
Stock based compensation	237,612	19,000	-	256,612
Interest accrued converted to preferred stock	6,547	-	113,879	120,426
Expenses payable converted to preferred stock	-	-	45,168	45,168
Changes in operating assets and liabilities:
Inventory	(359,984)	-	-	(359,984)
Prepaid expenses and other current assets	(114,861)	16,399	(7,880)	(130,296)
Accounts payable	110,444	158,762	22,784	305,725
Deposits payable	(261,750)	(25,000)	286,750	-
Accrued liabilities	189,417	(36,136)	(21,928)	233,488
Net cash used in operating activities	(3,036,895)	(2,282,174)	(978,730)	(6,927,060)

Investing activities
Patent investment	(37,513)	(46,592)	(24,984)	(153,534)
Investment in fixed assets	(16,261)	(188,615)	(111,758)	(431,550)
Net cash used in investing activities	(53,774)	(235,207)	(136,742)	(585,084)

Financing activities
Bank Overdraft	(114,136)	114,136	-	-
Proceeds from notes payable	1,135,338	300,000	250,000	2,435,338
Repayments on notes payable	(389,469)	-	-	(389,469)
Proceeds from loans from officers	-	-	23,012	86,769
Repayments on loans from officers	-	(457)	(83,212)	(86,769)
Net proceeds from issuance of common stock	2,450,630	-	-	2,551,948
Proceeds from issuance of preferred stock	1,993,453		2,954,832	4,948,285
Net payments against capital lease	(1,971)	(2,057)	(443)	(4,471)
Repayments on leasehold improvement notes	-	(14,428)	(9,759)	(46,161)
Net cash provided by financing activities	5,073,844	397,194	3,134,430	9,495,469

Net increase (decrease) in cash and cash equivalents	1,983,175	(2,120,187)	2,018,958	1,983,325
Cash and cash equivalents at beginning of period	150	2,120,337	101,379	-
Cash and cash equivalents at end of period	$1,983,325	$150	$2,120,337	$1,983,325

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows - continued
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,
	2006	2005	2004	For the Period from December 26, 2000 (Inception) to December 31, 2006
Interest paid	$13,509	$1,841	$2,049	$29,198

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$-	$-	$11,691	$11,691

Leasehold improvements acquired via notes payable	$-	$-	$-	$46,161

Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	$-	$-	$1,159,047	$1,159,047

Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest.	$500,000	$-	$-	$500,000

Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 12 below)
	$500,000	$-	$-	$500,000

Issuance of 400,000 shares of Common Stock to investor relations consultants as part of recapitalization	$400,000	$-	$-	$400,000

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

1)	Description of Operations and Development Stage Status

Surfect Holdings, Inc. together with its subsidiary Surfect Technologies, Inc. (“Surfect” or the “Company”) is a development stage company based in Albuquerque, New Mexico, Surfect Technologies, Inc. was incorporated on December 26, 2000 (See Recapitalization at Note 12). The Company was formed to take develop and commercialize certain intellectual property and research in connection with the use of electro deposition technologies to enable 3-D stacked die packaging innovations to increase semiconductor performance. Since inception through 2006, the Company’s activities have been substantially limited to research and development of technologies for commercialization. In November, 2006, the Company concluded its first tool sale, however as the majority of the Company’s efforts remained dedicated to establishment of vendor relationships, supply chain and market entry, these financials are prepared as a development stage company as defined by SFAS 7.

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

Loss per Common Share
Loss per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes from the diluted loss per share calculation, common shares potentially issuable as a result of possible preferred share conversions, cumulative dividends on preferred shares, and the possible exercise of warrants and stock options, since their impact would be antidilutive. (See further discussion at Note 16).

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
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)	Summary of Significant Accounting Policies — continued

Revenue Recognition - continued

Due to the nature of the Company’s products and services, the Company does not at this time anticipate any sales that will involve multiple elements or multiple deliverables as defined in EITF No. 00-21.

During November, 2006, the Company sold and delivered one Rio Electroless development tool to C. Uyemura & Co., Ltd. (“Uyemura”), Japan. This tool was delivered, installed, and tested prior to acceptance in 2006 by Uyemura, which now holds title. This sale for $220,939 represents a “one of a kind” order and the transaction between the Company and Uyemura was non-refundable. However, the Company will continue ongoing warranty support for which a warranty reserve of $44,189 was included in 2006 cost of sales.

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

The Company outsources all of its manufacturing services and as such generally carries finished goods inventory. At December 31, 2006, the Company’s inventory consisted of two tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be readily marketable to end customers in their present form. The Company currently anticipates that these tools will be sold and delivered during the second quarter of 2007.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

7)	Related Party Transactions and Contingencies — continued

	2005	2004	2003	Since Inception
Loan advances from GET	$-	$-	$(17)	$(91)
Loan repayments to GET	-	-	32	91
Loan advances to GET	-	-	-	230
Loan repayments from GET	-	-	-	(230)
Fixed asset purchases from GET	-	-	-	45
Receivable (payable) balance at end of each period	-	(51)	3	-

Cash disbursed by Surfect to GET related to operational reimbursements:
Charged to:
General and administrative expenses:
Rent	-	12	36	85
Utilities, insurance, etc.	1	28	-	38
Payroll and related expenses	-	-	121	210
Research and development expenses	49	19	-	142
Total expenses per period	$50	$59	$157	$386

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

12)	Recapitalization

(a) Recapitalization

On September 27, 2006, Surfect Technologies merged with Surfect Holdings, Inc.’s, wholly owned subsidiary, Surfect Acquisition Corp., resulting in Surfect Technologies being 100% owned by Surfect Holdings. This transaction was accounted for as a recapitalization.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12)	Recapitalization — continued

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

(b) Issuance of new securities

In connection with the recapitalization, the Company completed the closing of a private placement of its common stock on September 27, 2006, in which the Company sold an aggregate of 112 units to 37 accredited investors. Each unit consisted of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at $2.00 per share, at a purchase price of $25,000 per unit. In addition, on September 27, 2006, concurrently with the private placement, the Company issued (i) 500,000 shares of Common Stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 to ITU Ventures, our principal stockholder. The Company also issued 400,000 shares of Common Stock to investor relations consultants as part of the transaction.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12)	Recapitalization — continued

The table below shows the effect on equity of the recapitalization transaction:

Recapitalization:		Common Shares		Preferred Shares
	Date	Shares	$	Shares	$	Additional Paid in Capital

Equity balances of Surfect Technologies, Inc. (STI) immediately prior to recapitalization	9/1/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion of preferred shares to common stock	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-
(1) Cancellation of STI common stock	9/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

(2) Purchase and cancellation of STI non-qualified investor common shares	9/27/2006	(322,679)	(13,875)	-	-	-

Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	9/27/2006	2,500,001	250	-	-	41,750
Issuance of common shares to STI Holders	9/27/2006	8,001,666	800	-	-	-

Issuance of Common Stock for net proceeds of $2,950,630 cash, including conversion of a $500,000 demand note payable to a principal shareholder	9/27/2006	3,300,000	330	-	-	2,550,300

Issuance of common shares to investor relation consultants	9/27/2006	400,000	40	-	-	399,960
		14,201,667	$1,420	-	$-	$9,921,019

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12)	Recapitalization — continued

The Company additionally issued 108,250 freestanding warrants (in addition to the warrants included in the units sold as described above) to its placement agents in the private placement. In accordance with EITF 00-19 ‘Accounting for Derivitive Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these issuances have been treated as permanent equity transactions. As the exercise price of the warrants significantly exceeded the fair value of the stock on the date of issuance, the fair value of the warrant is immaterial.

13)	Stock Options

On December 31, 2006, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $57,000 for the fiscal year ended December 31, 2006, $19,000 for the fiscal year ended December 31, 2005 and $76,000 for the period since inception (December 26, 2000). Except as discussed in Note 14 ‘Management Exercise’, no tax or other benefit has been recognized within the statement of operations of any period presented.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)	Stock Options — continued

A summary of the Company’s stock options outstanding and exercisable at December 31, 2006 is presented in the table below:

	Option exercise price
	$ 0.14	$ 0.30	$1.58	$2.27	Total	Intrinsic Value
Outstanding	393,825	2,046,592	50,000	169,647	2,660,064	$0

Weighted average remaining contractual life of options outstanding (in years)	8.62	9.49	9.81	9.92	9.40

Exercisable	247,113	174,406	-	-	421,519	$0

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)	Stock Options — continued

accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123(R), 2006 compensation expense of $52,000 was recorded which was approximately $11,000 less than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of SFAS 123(R) on both basic and diluted loss per share for the year ended December 31, 2006 was immaterial and as such no adjustment to the records of the Company was made. At December 31, 2006, the unamortized value of employee stock options under SFAS 123(R) was approximately $280,000. The unamortized portion will be expensed over a weighted average period of approximately three years.

Accounting for option grants to employees

The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group.

The Company uses historical data to estimate option exercise and employee forfeiture within the valuation model; separate groups of employees that have similar exercise and/or termination behavior (such as management vs. non-management labor) are treated independently for valuation purposes. Considering the startup mode under which the Company has functioned to date, it is believed that the forfeiture rate of management and employees will decrease from historic rates. As a result, historic forfeiture rates have been reduced by one half to estimate future behavior. The risk free rate for the periods within the contractual life of the option are based upon the US Treasury yield curve at the time of the grant.

The fair value of each option grant during the year ended December 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)	Stock Options — continued

For the year ended December 31, 2006
Dividend yield	0%
Weighted Average volatility	100.83%
Risk-free interest rate (average)	4.61%
Expected lives	5 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based methodology for the year ended December 31, 2006, was $0.43.

A summary of the status of the outstanding options and the changes during the year ended December 31, 2006 is presented in the table below:

	Number of Options
	Employee	Non-Employee**	Total		Weighted Average Exercise Price
Balance, January 1, 2006	3,350,000	364,000	3,714,000	*	$0.02	*
Granted	20,236,970	830,000	21,066,970	*	0.45	*
Exercised	(4,902,305)	-	(4,902,305	)*	0.04	*
Forfeited	(1,861,370)	-	(1,861,370	)*	0.02	*
Recapitalization adjustment	(14,356,623)	(1,000,608)	(15,357,231	)*	n/a	*
Balance, December 31, 2006	2,466,672	193,392	2,660,064		$0.43

	Number of Options Vested
	Employee	Non-Employee**	Total
Vested at January 1, 2006	1,488,333	268,167	1,756,500
Vested during period	7,030,837	263,224	7,294,061
Exercised during period	(4,902,305)	-	(4,902,305)
Forfeited during period	(1,668,310)	-	(1,668,310)
Recapitalization adjustment	(1,607,292)	(451,135)	(2,058,427)
Vested at December 31, 2006	341,263	80,256	421,519

*	Reflects options held in Surfect Technologies, Inc. prior to the recapitalization on September 27, 2006 which were converted at a rate of approximately 1 to 0.144048
**	See ‘Option grants to non-employees’ below

Compensation expense of approximately $52,267 was recognized in relation to share based compensation earned under the provisions of SFAS 123(R) in relation to options granted to management employees during the year ended December 31, 2006 (See Management Exercise of Vested Stock Options at Note 14).

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)	Stock Options — continued

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

For the Company’s pro forma information for the year ended December 31, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model described above with the following assumptions used:

For the Year Ended December 31, 2005
Dividend yield	0%
Expected volatility	100.83%
Risk-free interest rate	4.05%
Expected lives	5 years

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

13)	Stock Options — continued

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

For the year ended December 31, 2006, the stock based compensation expense of $5,096 was recorded for non-employees related to the grant of non-transferable stock options to purchase 140,959 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006. All of these consulting arrangements involve a combination of cash compensation plus stock options that have exercise prices ranging from $.14 (granted prior to recapitalization) to $2.27 (granted after recapitalization). These options vest over a three year service term; expire ten years from date of grant, and contain no performance-related or market condition provisions. Because the consulting arrangements include cash compensation, the options are not valued based on the value of consulting services received, but rather valued based on the value of the option consideration itself. The option compensation has been accounted for in accordance with SFAS 123(R) and EITF 96-18. Specifically, the options are valued at their grant date fair value as determined using the Black-Scholes model and applying appropriate dividend yield, expected volatility, interest rate and expected life assumptions comparable to the assumptions the Company applied to the calculation for employee stock options. The calculated fair value is recorded as compensation expense ratably over the expected service term.

For the year ended December 31, 2005, stock based compensation expense of approximately $5,000 (approximately $1,500 of which was earned during 2004) was recorded for non-employees related to the grant of stock options to purchase 364,000 shares of the Common Stock issued in connection with ongoing consulting services begun at various dates between July 1, 2004 and July 10, 2005. Such compensation was accounted for under the provisions of EITF 96-18.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

14)	Management Exercise of Vested Stock Options

Between November 15, 2004 and September 21, 2006, the Company issued options to purchase an aggregate of 11,403,322 shares of Common Stock of Surfect Technologies, Inc.. to its executive management The options were granted in the periods and at the amounts shown below. On September 26, 2007, the Company allowed its Executive Management to exercise their vested options and provided them a bonus to offset the exercise cash requirement. This transaction resulted in direct compensation as reflected in the table below. Additionally, the Company made associated federal and state tax deposits on behalf of its executive management of approximately $90,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2006), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon our evaluation our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Steven Anderson	52	President, Chief Executive Officer, Secretary, Treasurer and Director
Anthony M. Maffia, Jr.	59	Chief Financial Officer
Yixiang Xie	48	Chief Technology Officer
Miles A. Prim	49	Chief Operating Officer
Mark W. Eichhorn	49	Vice President Sales and Marketing
Laurence P. Wagner	46	Director
Chad Brownstein	33	Director
Jonah Schnel	33	Director

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

Anthony M. Maffia, Jr. has served as our Chief Financial Officer since April 5, 2007 and as Vice President-Finance of Surfect Technologies since January 2007. Mr. Maffia has 29 years of experience in the accounting and finance area, with over 14 years at Amkor Technology, Inc., a semiconductor manufacturing services company. While with Amkor, Mr. Maffia held positions as vice president of financial systems from 2006 to 2007, vice president of finance from 2003 to 2006 and senior director of operations finance from 1993 to 2003. In such capacities, Mr. Maffia provided financial and systems support to Amkor’s manufacturing operations throughout the Asia Pacific Rim. Prior thereto, from 1992 to 1993, Mr. Maffia was chief financial and administrative officer for the Cittone Institute, a New Jersey based trade school, and has held division or regional controller positions with Macmillan Publishing Company, CooperBiomedical, Inc. and Corning Inc. Mr. Maffia holds a BS in Computer Science from New Jersey Institute of Technology and an MBA from Rensselaer Polytechnic Institute.

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

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123(R), Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 13 to our December 31, 2006 financial statements.

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

2006 Stock Plan

Our 2006 Stock Plan was adopted by our directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by our board of directors or the Compensation Committee, which Compensation Committee presently consists of Chad Brownstein. As of May 1, 2007, no shares of common stock have been issued under the Plan, options to purchase 625,393 shares of common stock were outstanding and 874,607 shares of common stock remain available for issuance under the Plan.

Other Options

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of our common stock in accordance with their terms in connection with the Merger. As of May 1, 2007, options to purchase an aggregate of 1,785,407 shares remain outstanding as a result of the expiration of options to purchase 212,927 shares without having been exercised.

Employment Agreements

We currently do not have employment agreements with any of our executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of May 1, 2007 regarding the number of shares of common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and disposition power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(8)
ITU Ventures 1900 Avenue of the Stars Suite 2701 Los Angeles, California 90067	6,822,316(1)	47.0%

Thomas P. Griego P.O. Box 69147 Los Angeles, California 90069	825,275(2)	5.7%

Steven Anderson	623,101(3)	4.3%

Yixiang Xie	125,994(4)	*

Laurence Wagner	59,927(5)	*

Chad Brownstein	6,822,316(6)	47.0%

Jonah Schnel	6,822,316(6)	47.0%

All directors and executive officers as a group (eight persons)	7,810,548(3)(4)(5)(6)(7)	52.2%

* Less than 1%

(1)	Includes 250,000 shares issuable upon exercise of currently exercisable warrants.
(2)	Includes 105,035 shares issuable upon exercise of currently exercisable stock options.
(3)	Includes 262,501 shares issuable upon exercise of currently exercisable stock options.
(4)	Includes 54,451 shares issuable upon exercise of currently exercisable stock options.
(5)	Includes 59,927 shares issuable upon exercise of currently exercisable stock options.
(6)
Includes (i) 6,572,316 shares owned by ITU Ventures, which is managed by ITU Ventures West Capital Management, L.P., of which Messrs. Brownstein and Schnel are managing partners and (ii) 250,000 shares issuable pursuant to currently exercisable warrants held by ITU Ventures.

(7)	Includes 94,272 shares and 84,938 shares issuable upon exercise of currently exercisable stock options held by other executive officers.
(8)	Based on 14,257,667 shares of common stock outstanding.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Chad Brownstein and Jonah Schnel, directors of our company and of Surfect Technologies, are each managing partners of ITU Ventures, our principal stockholder.

All of our officers, directors and 5% stockholders at the time of the Merger received 0.144048 shares of common stock in the Merger for each share of common stock held by them prior to the Merger, which represented the same conversion ratio as our other stockholders received, except for ITU Ventures which paid additional compensation of $500,000 for its shares. We issued a total of 7,455,123 shares of common stock in the Merger to such officers and directors.

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

/s/ Steven Anderson
May 1, 2007	Steven Anderson Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Anthony M. Maffia, Jr.
May 1, 2007	Anthony M. Maffia, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chad Brownstein
May 1, 2007	Chad Brownstein Director

/s/ Jonah Schnel
May 1, 2007	Jonah Schnel Director

Exhibit Index

Exhibit Number	Description
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