Form 10QSB/A
period 2006-09-30
Surfect Holdings, Inc
filed 2007-05-10
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 333-132597

SURFECT HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	88-0513176
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

12000-G Candelaria NE,
Albuquerque, New Mexico 87112

(Address of principal executive offices)

(505)294-6354

(Issuer’s telephone number)

Windy Creek Developments, Inc.
3172 N. Rainbow Blvd. Suite 409 Las Vegas, NV 89108

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2006, there were 14,201,667 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Format (check one) Yes ☐     No ☒

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheet - September 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006 and 2005, and for the period from December 26, 2000 (inception) to September 30, 2006	3

	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from December 26, 2000 (inception) to September 30, 2006	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005 and for the period from December 26, 2000 (inception) to September 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	20

Item 3.	Controls and Procedures	24

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	Sept 30,	Dec 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,916,381	$150
Prepaid expenses and other current assets	119,412	15,435
Total current assets	3,035,793	43,827

Fixed assets:
Furniture and machinery	256,479	278,213
Office and computer equipment	108,918	102,777
Leasehold improvements	69,339	69,339
	434,737	450,329
Less accumulated depreciation and amortization	(170,019)	(141,613)
Total fixed assets	264,718	308,716

Patents
Pending patents	106,566	72,059
Issued patents, net of accumulated amortization of $3,214 and $989 as of September 30, 2006 and December 31, 2005, respectively	42,501	42,973
Total patents	149,066	115,032

Total assets	$3,449,577	$439,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets (continued)

	Sept 30,	Dec 31,
	2006	2005
Liabilities and Stockholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$100,303	$195,281
Bank overdraft	-	114,136
Deposits payable	176,750	261,750
Notes payable	89,257	300,000
Current portion of capital lease	2,125	2,125
Other accrued liabilities	36,668	44,071
Total current liabilities	405,103	917,363

Long term liabilities, less current portion
Capital lease	5,722	7,066

Total liabilities	410,825	924,429

Stockholders' (deficit) equity - (see Recapitalization at Note 2)
Series A convertible cumulative preferred shares	-	4,113,879
Common stock	1,420	100,400
Additional paid in capital	10,031,814	19,918
Deficit accumulated during development stage	(6,994,482)	(4,719,293)
Total stockholders' (deficit) equity	3,038,752	(485,096)
Total liabilities and stockholders' equity	$3,449,577	$439,333

The accompanying notes are an integral part of these statements.

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		For the Period from December 26, 2000 (Inception) to Sept 30,
	2006	2005	2006	2005	2006
Expenses:
Payroll and employee benefits	$378,136	$155,502	$905,557	$738,194	$2,786,240
Research and development	161,929	73,945	539,758	349,230	1,701,635
General and administrative	289,833	242,216	629,419	393,533	1,932,537
Sales and marketing	41,906	1,204	123,384	45,058	325,005
Depreciation and amortization	16,060	17,920	51,564	48,735	198,115
Interest	7,208	395	8,977	1,343	152,571
Total expenses	895,072	491,182	2,258,659	1,576,093	7,096,103

Other income (expense)	1,799	9,819	(2,205)	11,697	115,946
Net loss	$893,273	$481,363	$2,260,864	$1,564,396	$6,980,157

Net loss per share attributable to common stockholders, basic and diluted	$0.06	$0.07	$0.16	$0.24	$0.49
Shares used in computing basic and diluted net loss per share attributable to common stockholders	14,201,667	6,430,000	14,201,667	6,430,000	14,201,667

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2002	-	-	-	-	-	(570,078)	(570,078)
Balance at December 31, 2002	5,020,000	100,400	-	-	918	(570,078)	(468,760)
Net loss for year ended December 31, 2003	-	-	-	-	-	(207,639)	(207,639)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)

Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879

Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Fair value of stock options vested	-	-	-	-	19,000	-	19,000
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(2,260,864)	(2,260,864)
Issuance of common stock at $0.02 upon exercise of option	75,000	1,500			-	-	1,500
Net fair value of stock options vested and exercised during period	-	-	-	-	97,120	-	97,120
Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	5,095,000	$101,900	29,216,235	$6,613,879	$117,038	(6,980,157)	(147,340)

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006
(continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Developement	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Effect of recapitalization:

Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)		-	-
Issuance of common stock at $.043 and $.02 per share	4,827,305	202,337			(97,698)	-	104,639
Cancellation of STI common stock	(55,548,618)	(6,904,242)			6,911,443	-	7,202
Conversion of Windy Creek Developments common stock upon recapitalization with Windy Creek-DE	8,597,560	250			(250)	-	-
Purchase and cancellation of STI non-qualified investor common stock	(322,679)	(13,875)				-	(13,875)
Cancellation of SHI restricted shares	(6,097,559)	-			42,000	(14,325)	27,675
Issuance of SHI common stock to STI stockholders	8,001,666	800				-	800
Issuance of common stock for net proceeds of $3,059,651, cash and conversion of $500,000 demand note payable to a principal stockholder *	3,700,000	370	-	-	3,059,281	-	3,059,651
Balance at September 30, 2006 (unaudited)	14,201,667	$1,420	-	$-	$10,031,814	$(6,994,482)	$3,038,752

* also includes 400,000 shares to investor relations consultants

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to
	2006	2005	Sept 30, 2006
Operating activities
Net loss	$(2,260,864)	$(1,564,396)	$(6,994,482)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,564	48,735	198,115
Loss on disposal of assets	8,010	10,006	26,873
Stock based compensation	197,785	19,000	216,785
Interest accrued converted to preferred stock	-	-	113,879
Related expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(103,977)	9,934	(119,412)
Accounts payable	(95,544)	(35,496)	99,197
Deposits payable	(85,000)	-	176,750
Accrued liabilities	(7,403)	(46,696)	36,668
Net cash used in operating activities	(2,295,430)	(1,558,913)	(6,200,460)

Investing activities
Patent investment	(36,259)	-	(152,280)
Investment in fixed assets	(13,350)	(193,658)	(428,639)
Net cash used in investing activities	(49,609)	(193,658)	(580,919)

Financing activities
Bank overdraft	(114,136)	-	-
Proceeds from notes payable	640,172	-	1,941,279
Repayments on notes payable	(350,915)	-	(350,915)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	2,559,251	1,000	2,660,569
Proceeds from issuance of preferred stock	2,500,000	-	5,496,832
Net payments against capital lease	(1,344)	(1,406)	(3,844)
Repayments on leasehold improvement notes	-	(7,664)	(46,161)
Net cash provided by (used in) financing activities	5,233,028	(8,070)	9,697,760

Net increase (decrease) in cash and cash equivalents	2,887,989	(1,760,641)	2,916,381
Cash and cash equivalents at beginning of period	28,392	2,141,340	-
Cash and cash equivalents at end of period	$2,916,381	$380,699	$2,916,381

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to Sept 30,
	2006	2005	2006

Interest paid	$8,977	$1,343	$152,571

Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	$-	$-	$1,159,047
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 2b below)	$500,000	$-	$500,000
Issuance of 400,000 shares of Common Stock to investor relations consultants as part of recapitalization	$400,000	$-	$400,000

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

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included herein.

The unaudited condensed consolidated statement of operations for the nine month and three month periods ended September 30, 2006 and 2005 includes the historical unaudited condensed consolidated financial statements of Surfect Technologies, Inc. and gives effect to the September 27, 2006 recapitalization transaction described in Note 2 below.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going concern - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through September 30, 2006 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop its products. Surfect remains in the development stage and its ability to continue as a going concern is dependent on its ability to raise additional capital to commercialize its products and subsequently on sufficient inflow of operating revenue derived from the sale of its products at sufficient profit margin to cover operating expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2005 and September 30, 2006 the Company’s consolidated cash and cash equivalents were $150 and $2,916,381, respectively. To fund its continuing operations, the Company received the proceeds from an issuance of Series A-1 preferred shares in January 2006 and May 2006 and private placements of equity securities in the aggregate amount of $3.3 million in September 2006. With the receipt of this funding, the Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Loss per Common Share
Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share excludes common stock potentially issuable as a result of possible preferred share conversions, cumulative dividends on preferred shares, and exercise of stock options in the diluted loss per share calculation since their impact would be antidilutive.

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

Option grants to non-employees
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed (see further discussion at Note 7).

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

2.	Recapitalization

On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary, Surfect Acquisition Corp., resulting in Surfect Technologies being 100% owned by Surfect Holdings.

(1) Immediately prior to the recapitalization, Surfect Technologies had a total of 55,871,298 shares of common stock issued and outstanding.   In connection with the recapitalization, Surfect Holdings issued 8,001,666 shares of its common stock to Surfect Technologies’ stockholders who qualified as accredited investors in exchange for 55,548,619 shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.

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

Surfect Technologies has been treated as the acquirer for accounting purposes. Accordingly, the historical assets, liabilities and operations of Surfect Holdings before the recapitalization are those of Surfect Technologies, Inc.. Subsequent to the recapitalization, the consolidated financial statements include the assets, liabilities and operations of Surfect Technologies and Windy Creek Developments, Inc., and the historical operations of Surfect Technologies, Inc. and the operations of Windy Creek Developments, Inc. through the closing date of the recapitalization

Issuance of new securities

In connection with the recapitalization, the Company completed the closing of a private placement of its common stock on September 27, 2006, in which the Company sold an aggregate of 112 units to 37 accredited investors. Each unit consisted of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at $2.00 per share, at a purchase price of $25,000 per unit. In addition, on September 27, 2006, concurrently with the Private Placement, we issued (i) 500,000 shares of Common Stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 to ITU Ventures, our principal stockholder. The Company also issued 400,000 shares of Common Stock to investor relations consultants as part of the transaction.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

2.	Recapitalization (continued)

The common stock issued and the warrants issuable in the private placement are subject to registration rights whereby liquidated damages may accrue and are payable in common stock at the rate of 1% (up to a maximum of 10%) of the aggregate amount shares of common stock received by the investors in the private placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; (iii) such registration statement is not kept effective for the earlier of (a) 24 months and (b) the date when all registrable securities have been sold. Notwithstanding the foregoing, upon notification by the Company of the occurrence of a potential material event (as such term is defined in the subscription agreements for the private placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days.

The table below shows the effect on equity of the recapitalization transaction:

Recapitalization:		Common Shares		Preferred Shares
	Date:	Shares	$	Shares	$	Additional Paid in Capital
Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	9/01/2006	5,095,000	$101,900	29,216,235	$6,613,879	$117,038
Issuance of common stock on exercise of options	9/22/2006	4,827,305	202,338			(97,699)
Conversion of preferred shares to common stock	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)

(1) Cancellation of STI common stock	9/27/2006	(55,548,618)	(6,904,242)			6,911,443

(2) Repurchase of common stock held by non-accredited investors	9/27/2006	(322,679)	(13,875)

Record existing Windy Creek common stock	9/27/2006	2,500,001	250			41,751
Issuance of common shares to STI Holders	9/27/2006	8,001,666	800			800
Issuance of private placement units	9/27/2006	3,300,000	330			2,658,921
Issuance of common shares to investor relation consultants	9/27/2006	400,000	40			399,560
		14,201,667	$1,420	-	-	$10,031,814

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

2.	Recapitalization (continued)

An aggregate of 400,000 shares of common stock were issued under non-refundable agreements with certain consultants for investor relations services provided in connection with the recapitalization and private placement offering by the Company. These agreements provide that each of two consulting firms would receive 200,000 post recapitalization shares as a “Commencement Bonus”. The ‘Commencement Bonus’ being defined as a nonrefundable, nonapportionable, and nonratable retainer and not a prepayment for future services. Such ‘Commencement Bonus’ is considered a specific incremental cost directly attributable to and within 90 days of the September private placement in accordance with SAB Topic 5A. The value of the shares issued were determined to be $1.00 per share to be consistent with the amount being paid for units in the offering (no value was associated with the warrants (see warrant discussion below). The resulting financial transaction is recorded as $400,000 of additional proceeds offset by an equal $400,000 associated cost of closing.

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

Patents at December 31, 2005, and September 30, 2006 include capitalized costs of $42,973 and $42,501, respectively, net of amortization of $989 and $3,214, respectively, consisting of filing fees and executory costs as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $72,059 and $106,566, respectively have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

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

6.	Debt

The Company had the following debt at December 31, 2005 and September 30, 2006. The December 31, 2005 notes were repaid in the first quarter of 2006:

	12/31/2005	9/30/2006

9% demand notes payable to principal shareholders	$300,000	$-
8.5% Note to insurance carrier	-	89,257
	$300,000	$89,257

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

7.	Stock Options

On September 30, 2006, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was $97,120 for the nine months ended September 30, 2006, $19,000 for the fiscal year ended December 31, 2005 and $116,120 for the period since inception (December 26, 2000).

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1 to 3 year period of continuous service and have a 10 year term. As of September 30, 2006, no shares of Common Stock had been issued under the Plan, options to purchase 661,131 shares of Common Stock were outstanding and 838,869 shares of Common Stock remain available for issuance under the Plan.

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

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the nine months ended September 30, 2006 is presented in the table below:

	Number of Options		Weighted Average Exercise Price

Balance, January 1, 2006	3,714,000	*	$.02	*
Granted
	20,512,322	*	0.04	*
Exercised	(4,902,305	*	0.04	*
Forfeited	(1,717,322	)*	—
Recapitalization adjustment	(15,022,230)		—
Balance, September 30, 2006	2,584,465		$0.27

* Reflects options held in Surfect Technologies, Inc. prior to the recapitalization on September 27, 2006 which were converted at a rate of approximately 1 to 0.144048.

A summary of the Company’s stock options outstanding and exercisable at September 30, 2006 is presented in the table below:

	Option exercise price		Total	Intrinsic Value
	$0.14	$0.30

Outstanding	586,131	1,998,334	2,584,465	$0

Weighted average remaining contractual life of options outstanding (in years)	8.07	9.76
Exercisable	357,256	0	357,256	$0

The Company has determined that shares of the Common Stock for future exercises shall be from authorized but unissued shares of stock.

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

As a result of adopting SFAS 123R, compensation expense recorded in the consolidated condensed financial statements for the nine months ended September 30, 2006 was approximately $11,032 greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the nine months ended September 30, 2006 was immaterial and as such no adjustment to the records of the Company was made. At Septmeber 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $280,000. The unamortized portion will be expensed over a weighted average period of approximately three years.

For the nine months ended September 30, 2006, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model described above with the following assumptions used:

For the Nine Months Ended September 30, 2006
Dividend yield	0%
Weighted Average volatility	100.83%
Risk-free interest rate (average)	4.59%
Expected lives	5 years

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of September 30, 2006

7.	Stock Options - continued

The weighted average fair value of the options on the respective dates of grant, using the fair value based methodology for the nine months ended September 30, 2006, was $0.07.

For the nine months ended September 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

For the Company’s pro forma information for the  nine months ended September 30, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model described above with the following assumptions used:

For the Nine Months Ended September 30, 2005
Dividend yield	0%
Expected volatility	100.83%
Risk-free interest rate	4.59%
Expected lives	5 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the nine months ended September 30, 2005 was $0.02.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

All numbers in 000’s except per share data.	For the Nine Months Ended September 30, 2005
Net loss applicable to common stockholders, as reported	$1,564,396
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	11,032
Pro-forma net loss	$1,575,428
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$0.24
Pro forma	$0.24

7.	Stock Options Continued

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

For the nine months ended September 31, 2006, the stock based compensation expense of approximately $5,000 was recorded for non-employees related to the grant of non-transferable stock options to purchase 115,959 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006. These awards were granted to three consultants and involved a combination of cash compensation plus stock options that have exercise prices ranging from $.14 (granted prior to recapitalization) to $.30 (granted after recapitalization). These options vest over a three year service term; expire ten years from date of grant, and contain no performance-related or market condition provisions. Because the consulting arrangements included cash compensation, the options are not valued based on the value of consulting services received, but rather valued based on the value of the option consideration itself. The option compensation has been accounted for in accordance with SFAS 123(R) and EITF 96-18.

The options are valued at their grant date fair value as determined using the Black-Scholes model and applying appropriate dividend yield, expected volatility, interest rate and expected life assumptions applicable to these non-employee options. The calculated fair value will be recorded as consulting expense ratably over the expected service term.

The fair value of each option award was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table, specific to non-employees. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group.

For non-employees, the rate of non-exercise was reduced to zero, since there is no forfeiture provision assigned to these options. Other applicaple assumptions are shown in the table below. Although these options expire ten years from the date of grant, an expected life of approximately 3 years was utilized in the calculation to account for the fact that their exercise will likely occur in a more expedited fashion, with limited forfeiture.

For the nine months ended September 30, 2006
Dividend yield	0%
Weighted Average volatility	100.83%
Risk-free interest rate (average)	4.61%
Expected lives	3 years

The weighted average fair value of these options on the respective dates of grant, using the fair value based methodology for non-employees for the nine months ended September 31, 2006, was $0.21.

At September 30, 2006, the unamortized value of employee stock options under SFAS 123(R) was approximately $36,700. The unamortized portion will be expensed over a period up to three years consistent with individual consulting service agreements, to be re-evaluated quarterly.

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

8.	Subsequent events

On November, 28, 2006, the Company concluded the sale of its first delivered Rio PaveCell ™ electroless system. As a result of the conclusion of the sale, the Company will recognize an initial $221,000 of revenue from the sale in November, 2006 and currently anticipates moving out of the development stage during the first quarter of 2007. In addition, the Company will be able to remove the $176,750 balance of deposits payable which represents 43% of the total liabilities of the Company as of September 30, 2006.

Between November 15, 2004 and September 6, 2006, the Company issued its executive management options to exercise an aggregate of 11,403,322 shares of Common Stock of Surfect Technologies, Inc. In connection with the recapitalization discussed in Note 2, the Company developed a plan to allow its Executive Management to exercise their vested options and provided them a bonus to offset the exercise cash requirement. This transaction resulted in direct compensation of approximately $198,000. Additionally, the Company made associated federal and state tax deposits on behalf of executive management of approximately $90,000. These transactions were completed and recorded in fourth quarter 2006.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans”, “will”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from historical results or those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, economic conditions affecting the semiconductor industry, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, our dependence on certain customers, our ability to retain and attract customers, difficulties associated with integrating acquired businesses and customers into our operations, the adverse effect of legislation and other matters affecting the industry, government regulation, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified personnel, and other risks detailed from time to time in our filings with the SEC.

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

These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. As a result, you should not place undue reliance on these forward-looking statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2006.

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

The information in this report is presented as if Surfect Technologies had been the registrant for all periods presented. The section “Management’s Discussion and Analysis or Plan of Operation” and the audited financial statements presented in this report are exclusive of any assets or results of operations or business attributable to Windy Creek. As used in this report unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to Surfect Holdings, Inc. and its subsidiaries.

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

Electroplating technology is one of the primary methods used to apply solder bumps to semiconductor wafers which are designed to extend interconnection capabilities beyond the existing wire-bonding technology.  In addition to electroplating and wire bonding, solder bumps may be formed or placed on wafers through evaporation, printing and pre-formed solder sphere placement. In the electroplating process, a layer of photoresist, a chemical that hardens when exposed to light (generally ultraviolet) is applied to the wafer. A photomask is then applied to selectively choose which part of the wafer is exposed to the light. Once “developed” the unhardened photoresist can be stripped from the surface of the wafer using chemicals. The hardened photoresist leaves patterns (trenches or dips) that can then be filled with conductive metals. Once the electroplating process is complete, the remaining photoresist is chemically stripped so that only the metal deposition remains (the “bumps”). Electroplating and evaporation are generally used to form copper and other hard metal bumps with low defect levels. As opposed to wire-bonding, electroplating and similar methods allow the entire surface of a chip (the “die”) to be populated with bumps that are subsequently interconnected to a substrate for the highest possible input/output (I/O) counts (conductivity) in order to meet the demand for electrical functionality in integrated circuit (IC) technology. Although traditional gold and aluminum wire bond continues to dominate IC interconnects in terms of absolute numbers, “flip chip” technology (which consists of the face-down soldering of IC devices to chip carriers) is gaining wider acceptance due primarily to the improvements afforded by such technology in electrical performance, functionality and reliability, particularly for consumer electronics. For example, in a standard personal computer a processor chip constantly feeds data back and forth to a monolithic memory chip located somewhere on the motherboard. By connecting the memory chip directly to the processor in a “flip chip” arrangement, the distance the data has to travel is dramatically reduced increasing performance and reducing degradation of the data.

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

Utilizing a single wafer, closed process cell design, eliminates the need to move the wafer through various plating chemistries which reduces the need for robotics and thereby lowers machine cost and spare required on the production floor.  This single cell approach reduces the likelihood of damage by minimizing wafer handling and, enables a wide range of various composition of leaded and lead-free solders to be applied and/or developed.

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

Basis of Presentation - Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate our continuation as a going concern. However, we are subject to risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever generate income or positive cash flows from our operating activities or that we will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially affect our business, financial condition, and results of operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Development Stage Reporting - Since our inception, our activities have been substantially limited to research and development of technologies for commercialization and in November 2006, we concluded our first tool sale. We remain in the development stage since we have not yet commenced sales of our products on a commercial scale. We continue to be dependent on external sources of funding to meet our liquidity needs. Accordingly, our financial statements have been presented in development stage format.

Recapitalization - On September 27, 2006, we completed a merger transaction with a public shell entity, together with an equity infusion and related debt and equity transactions. These transactions were accounted for as a recapitalization, whereby Surfect Technologies was treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to merger are those of Surfect Technologies and post merger, the financial statements represent the consolidated financial position and operating results of Surfect Holdings, Inc. and its wholly-owned subsidiary, Surfect Technologies.

Concentration of Risk

Credit Concentration - Financial instruments which may potentially subject us to concentrations of credit risk consist primarily of deposits in excess of FDIC limits. Our demand deposits are placed with major financial institutions, and management believes that our company is not exposed to undue credit risk for any demand deposits that may, from time to time, exceed the federally insured limits.

Financing Concentration - We remain in the development (preoperational) stage and the majority of our debt and equity financing has come from our principal investor.

Supplier Concentration - We are heavily reliant on an outsourcing manufacturer to develop tooling and manufacturing processes to bring our products to market. We are attempting to develop alternate relationships to diversify our risk concentration.

Loss Per Common Share - we report basic and diluted loss per common share. Diluted loss per share excludes common shares potentially issuable as a result of possible exercise of warrants and stock options, since their impact would be antidilutive.

Share-based Compensation - For 2006, we adopted a newly required accounting standard for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including dividend yield, weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected lives of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

Significant Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results. As we are preoperational, our most significant estimates and assumptions involve the overall financial statement presentation which assumes we will continue as a going concern and certain subjective factors included in calculating the cost of stock- based compensation.

Results of Operations

Except for our final assembly, our manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures in the near-term and therefore do not anticipate the need for any additional funding for such purchases.

Total expenses, for the nine months ended September 30, 2006 were $2.3 million compared with $1.6million of expenses for the same period in 2005. The increase primarily resulted from increased headcount, payroll and employee benefits, an increased level of research and development activities, and increases in general and administrative expenditures.

We expect operating expenditures will continue to increase as we continue to more toward achieving operating revenues.

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had no operating revenue to date. During 2005 and the nine months ended September 30, 2006, our operating activities were primarily limited to ongoing research and product development. Operating activities through the first nine months of fiscal 2006 used cash of $2.3 million, compared to $1.6 million used through the first nine months of fiscal 2005. This increase in cash used by operating activities was primarily the result of increases in headcount, payroll and employee benefits, an increased level of research and development activities, and increases in general and administrative expenditures.

We expect operating expenditures will continue to increase as we continue to more toward achieving operating revenues.

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

Cash Flows from Financing Activities

Net cash provided by financing activities through the first nine months of fiscal 2006 was $5.2 million, compared to cash usage of $8,000 for the nine month period ended September 30, 2005. This increase was attributable to the issuance of the $2.5 million of preferred stock in January and May 2006 and the $3.3 million ($2.8 million net of conversion of a promissory note) from the private placements of Common Stock and warrants in September 2006.

Income tax expense

At December 31, 2005, we had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $3.1 million, which will expire in years 2023-2024. The future utilization of net operating loss carryforwards may have been impaired by the Merger.

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

Between January 2006 and May 2006, we received funding of $2,500,000 from ITU Ventures West I, L.P., a venture capital firm (“ITU Ventures”) through the issuance of series A-1 convertible, cumulative preferred stock, which preferred stock has since been fully converted into 6,072,316 shares of Common Stock.

In September 2006, we completed a private placement offering to accredited investors of units, each unit consisting of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $2.00 per share, at a purchase price of $25,000 per unit (“Private Placement”). We raised $2.8 million in the Private Placement. Concurrently with the Private Placement, ITU Ventures converted an outstanding promissory note in the principal amount of $500,000, for 500,000 shares of Common Stock and warrants to purchase 250,000 shares of Common Stock at an exercised price of $2.00 per share. We intend to use the proceeds from these offerings for, among other things, the commercialization of our Leapfrog and Ascent products.

As of September 30, 2006, we had working capital of $2.63 million compared to working deficit at December 31, 2005 of $874 thousand. As of September 30, 2006, we had $2.9 million in cash and cash equivalents compared to $150 in cash and cash equivalents at December 31, 2005.

We currently anticipate beginning delivery of beta units of our Leapfrog and Ascent products during the first quarter of 2007. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet our short-term cash requirements. However, if the Company’s products do not gain market acceptance in the quantities and/or at the prices anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, or obtain asset-based financing.

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

Item 3. Controls and Procedures

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

In connection with the Merger, we completed the closing of the Private Placement of our Common Stock on September 27, 2006, in which we sold an aggregate of 112 units to 37 accredited investors. Each unit consisted of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at $2.00 per share, at a purchase price of $25,000 per unit. Westminster Securities, Williams Financial Group and Granite Financial Group, placement agents in the Private Placement, sold 25 units, 10 units and 16 units, respectively, and, in connection with such sales, received cash fees of $37,500, $20,000 and $32,000, and four-year warrants to purchase 56,250 shares, 20,000 shares and 32,000 of Common Stock, respectively. We realized gross proceeds from the Private Placement of $2.8 million before commissions and expenses.

The Common Stock issued and the warrants issuable in the Private Placement are subject to registration rights (“Registration Rights”) whereby liquidated damages may accrue and are payable in Common Stock (“Penalty Shares”) at the rate of 1% (up to a maximum of 10%) of the aggregate amount shares of Common Stock received by the investors in the Private Placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; (iii) such registration statement is not kept effective for the earlier of (a) 24 months and (b) the date when all registrable securities have been sold. Notwithstanding the foregoing, upon notification by us of the occurrence of a Potential Material Event (as such term is defined in the subscription agreements for the Private Placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days. Each of our directors (including Thomas Griego, a former director), executive officers and 5% stockholders has waived their respective Registration Rights as to shares received as a result of the Merger.

On September 27, 2006, in connection with the Merger we issued 8,001,666 shares of our Common Stock to the former stockholders of Surfect Technologies, Inc.

On September 27, 2006, concurrently with the Private Placement, we issued (i) 500,000 shares of Common Stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of Common Stock at an exercise price of $2.00 to ITU Ventures, our principal stockholder.

On September 27, 2006, we issued 400,000 shares of Common Stock to two consultants, each of which are accredited investors, pursuant to consulting agreements for consulting services provided to us. Such consulting agreements provide “piggyback” registration rights for such shares.

Item 6.

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

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surfect Holdings, Inc.

Date: May 10, 2006	By:	/s/ Steve Anderson
Steve Anderson, President, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Anthony M. Maffia, Jr.
Anthony M. Maffia, Jr. Chief Financial (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

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