Form 10KSB/A
period 2006-12-31
Surfect Holdings, Inc
filed 2007-05-10
CIK 1356505

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of May 9, 2007 (based upon the last sales price as reported on the OTC Bulletin Board) was $6,953,923.

As of May 9, 2007, 14,285,667 shares of common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This amendment to the registrant's Annual Report on Form 10-KSB/A and the registrant's prior amendment to its Annual Report on Form 10-KSB/A filed on May 1, 2007 are made in response to the Commission's comments to certain footnotes in the registrant's audited financial statements, to amend the Management's Discussion and Analysis or Plan of Operation section, to include a statement regarding its officers' conclusions with respect to the registrant's controls and procedures, and to conform the certifications filed pursuant to the Exchange Act rules to the language prescribed in Item 601(b)(31) of Regulation S-B.

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

Employees

As of May 9, 2007, we had eleven full-time employees, three in research and process engineering, four in product development and production, one in sales and marketing and three in management, finance and administration. Our employees are not represented by a union or collective bargaining entity and our management considers relations with employees to be good.

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

Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 52.1% of our outstanding common stock. Accordingly, such persons will have the ability to determine the direction and decisions of our company. Additionally, the executive officers and directors may have even greater control in the event that they exercise any of the options which have been or may be granted to them under our employee incentive plan or if they otherwise acquire additional shares of our common stock.

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

Our common stock has been quoted on the OTC Bulletin Board since October 6, 2006 under the symbol "SUFH.OB”. Prior to that date, there was no active market for our common stock. As of May 9, 2007, there were approximately 56 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	High	Low

Fiscal 2006
Fourth Quarter	$2.50	$1.81

Fiscal 2007
First Quarter	$2.32	$1.00
Second Quarter (through May 9, 2007)	$1.19	$0.99

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to December 31,
	2006	2005	2004	2006
Sales revenue	$220,939	$-	$-	$220,939

Cost of sales	110,734	-	-	110,734
Gross profit	110,205	-	-	110,205

Expenses:
Payroll and employee benefits	1,373,254	944,415	605,046	3,253,937
Research and development	599,547	727,321	381,994	1,761,424
General and administrative	852,480	649,872	384,191	2,155,598
Sales and marketing	134,169	113,743	49,221	335,790
Depreciation and amortization	97,784	71,815	27,055	244,335
Interest	10,772	4,578	46,841	154,366
Total expenses	3,068,006	2,511,744	1,494,348	7,905,450

Other income	7,687	14,725	49,790	125,838

Net loss	$2,950,114	$2,497,019	$1,444,558	$7,669,407

Net loss per share attributable to common stockholders, basic and diluted	$0.40	$0.50	$0.29	$1.41

Shares used in computing basic and diluted net loss per share attributable to common stockholders	7,434,904	5,020,000	5,020,000	5,421,202

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity
Inception (December 26, 2000) through December 31, 2006

	Common Stock		Preferred Stock Series A		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

December 26, 2000 - initial issuance of 5,020,000 shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318

Net loss from inception to December 31, 2003	-	-	-	-	-	(777,717)	(777,717)

Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)

Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879

Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)

Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923

Share-based compensation - employee	-	-	-	-	14,000	-	14,000

Share-based compensation - non-employee	-	-	-	-	5,000	-	5,000

Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)

Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)

Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000

Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	-	-	(248)	-	5,806

Grant date fair value of stock options granted to employees	-	-	-	-	52,267	-	52,267

Grant date fair value of stock options granted to non-employees	-	-	-	-	5,096	-	5,096

Compensation resulting from management exercise of option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518

Balance prior to September 27, 2006 recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ (Deficit) Equity - continued
Inception (December 26, 2000) through December 31, 2006

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Stage	Total Stockholders' Equity

Balance prior to September 27, 2006 recapitalization	9,922,305	$304,239	29,216,235	$6,613,879	$24,766	$(4,719,293)	$2,223,591

Effect of merger and recapitalization:

Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-

Cancellation of STI Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-

Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000

Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)

Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800

Issuance of 3,700,000 stock for net proceeds of $2,950,630 cash, including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	-	-	2,950,260	-	2,950,630

Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)

Balance at December 31, 2006	14,201,667	$1,420	-	$-	$9,921,019	$(7,669,407)	$2,253,032

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to
	2006	2005	2004	December 31 2006
Operating activities
Net loss	$(2,950,114)	$(2,497,019)	$(1,444,558)	$(7,669,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	97,784	71,814	27,055	244,335
Loss on disposal of assets	8,010	10,006	-	26,873
Stock based compensation	237,612	19,000	-	256,612
Interest accrued converted to preferred stock	6,547	-	113,879	120,426
Expenses payable converted to preferred stock	-	-	45,168	45,168
Changes in operating assets and liabilities:
Inventory	(359,984)	-	-	(359,984)
Prepaid expenses and other current assets	(114,861)	16,399	(7,880)	(130,296)
Accounts payable	110,444	158,762	22,784	305,725
Deposits payable	(261,750)	(25,000)	286,750	-
Accrued liabilities	189,417	(36,136)	(21,928)	233,488
Net cash used in operating activities	(3,036,895)	(2,282,174)	(978,730)	(6,927,060)

Investing activities
Patent investment	(37,513)	(46,592)	(24,984)	(153,534)
Investment in fixed assets	(16,261)	(188,615)	(111,758)	(431,550)
Net cash used in investing activities	(53,774)	(235,207)	(136,742)	(585,084)

Financing activities
Bank Overdraft	(114,136)	114,136	-	-
Proceeds from notes payable	1,135,338	300,000	250,000	2,435,338
Repayments on notes payable	(389,469)	-	-	(389,469)
Proceeds from loans from officers	-	-	23,012	86,769
Repayments on loans from officers	-	(457)	(83,212)	(86,769)
Net proceeds from issuance of common stock	2,450,630	-	-	2,551,948
Proceeds from issuance of preferred stock	1,993,453	-	2,954,832	4,948,285
Net payments against capital lease	(1,971)	(2,057)	(443)	(4,471)
Repayments on leasehold improvement notes	-	(14,428)	(9,759)	(46,161)
Net cash provided by financing activities	5,073,844	397,194	3,134,430	9,495,469

Net increase (decrease) in cash and cash equivalents	1,983,175	(2,120,187)	2,018,958	1,983,325
Cash and cash equivalents at beginning of period	150	2,120,337	101,379	-
Cash and cash equivalents at end of period	$1,983,325	$150	$2,120,337	$1,983,325

The accompanying notes are an integral part of these financial statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows - continued
Inception (December 26, 2000) through December 31, 2006

	Years ended December 31,
	2006	2005	2004	For the Period from December 26, 2000 (Inception) to December 31 2006

Interest paid	$13,509	$1,841	$2,049	$29,198

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$-	$-	$11,691	$11,691

Leasehold improvements acquired via notes payable	$-	$-	$-	$46,161

Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	$-	$-	$1,159,047	$1,159,047

Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	$500,000	$-	$-	$500,000

Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 12 below)	$500,000	$-	$-	$500,000

Issuance of 400,000 shares of Common Stock to investor relations consultants as part of recapitalization	$400,000	$-	$-	$400,000

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
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

2)	Summary of Significant Accounting Policies — continued

Revenue Recognition - continued

Due to the nature of the Company’s products and services, the Company does not at this time anticipate any sales that will involve multiple elements or multiple deliverables as defined in EITF No 00-21.

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

The Company outsources all of its manufacturing services and as such generally carries finished goods inventory. At December 31, 2006, the Company’s inventory consisted of two tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be readily marketable to end customers in their present form. The Company currently anticipates that these tools will be sold and delivered during the 2nd Quarter of 2007.

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

8)	Debt

The Company has the following short-term debt at December 31,

	2006	2005

9% demand note payable to principal stockholder Interest is accrued using simple interest.	$-	$300,000

Note to insurance carrier, 8.5% interest	45,868	-
	$45,868	$300,000

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2006

12)	Recapitalization — continued

The table below shows the effect on equity of the recapitalization transaction:

Recapitalization:		Common Shares		Preferred Shares
	Date:	Shares	$	Shares	$	Additional Paid in Capital
Equity balances of Surfect Technologies, Inc. (STI) immediately prior to recapitalization	9/1/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion of preferred shares to common stock	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-
(1) Cancellation of STI common stock	9/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

(2) Purchase and cancellation of STI non-qualified investor common shares	9/27/2006	(322,679)	(13,875)	-	-	-

Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	9/27/2006	2,500,001	250	-	-	41,750
Issuance of common shares to STI Holders	9/27/2006	8,001,666	800	-	-	-

Issuance of Common Stock for net proceeds of $2,950,630 cash, including conversion of a $500,000 demand note payable to a principal shareholder	9/27/2006	3,300,000	330	-	-	2,550,300

Issuance of common shares to investor relation consultants	9/27/2006	400,000	40	-	-	399,960
		14,201,667	$1,420	-	-	$9,921,019

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

A summary of the status of the outstanding options and the changes during the year ended December 31, 2006 is presented in the table below:

	Number of Options				Weighted Average Exercise Price
	Employee	Non- Employee **	Total
Balance, January 1, 2006	3,350,000	364,000	3,714,000	*	$0.02	*
Granted	20,236,970	830,000	21,066,970	*	0.45	*
Exercised	(4,902,305)	-	(4,902,305)	*	0.04	*
Forfeited	(1,861,370)	-	(1,861,370)	*	0.02	*
Recapitalization adjustment	(14,356,623)	(1,000,608)	(15,357,231)		n/a	*
Balance, December 31, 2006	2,466,672	193,392	2,660,064		$0.43

	Number of Options Vested
	Employee	Non- Employee **	Total
Vested at January 1, 2006	1,488,333	268,167	1,756,500
Vested during period	7,030,837	263,224	7,294,061
Exercised during period	(4,902,305)	-	(4,902,305)
Forfeited during period	(1,668,310)	-	(1,668,310)
Recapitalization adjustment	(1,607,292)	(451,135)	(2,058,427)
Vested at December 31, 2006	341,263	80,256	421,519

*	Reflects options held in Surfect Technologies, Inc. prior to the recapitalization on September 27, 2006 which were converted at a rate of approximately 1 to 0.144048
**	See ‘Option grants to non-employees’ below

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

For the year ended December 31, 2006, the stock based compensation expense of $5,096 was recorded for non-employees related to the grant of non-transferable stock options to purchase 140,959 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006. These awards were granted to four consultants andinvolved a combination of cash compensation plus stock options that have exercise prices ranging from $.14 (granted prior to recapitalization) to $2.27 (granted after recapitalization). These options vest over a three year service term; expire ten years from date of grant, and contain no performance-related or market condition provisions. Because the consulting arrangements included cash compensation, the options are not valued based on the value of consulting services received, but rather valued based on the value of the option consideration itself. The option compensation has been accounted for in accordance with SFAS 123(R) and EITF 96-18.

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

The weighted average fair value of these options on the respective dates of grant, using the fair value based methodology for non-employees for the year ended December 31, 2006, was $0.57.
The impact of the adoption of SFAS 123(R) on both basic and diluted loss per share for the year ended December 31, 2006 was immaterial and as such no adjustment to the records of the Company was made. At December 31, 2006, the unamortized value of employee stock options under SFAS 123(R) was approximately $90,392. The unamortized portion will be expensed over a period up to three years consistent with individual consulting service agreements, to be re-evaluated quarterly.

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

Date	Number of Options Granted	Number of Options Vested and Exercised	Grant Date FMV and original Exercise Price	Exercise Price		Stock Option Compensation at Grant Date	Compensation at Exercise/Bonus Date	Total Compensation
Nov-04	1,600,000	586,667	$0.02	$0.043	*	$-	$25,227	$25,227
Mar-06	3,550,000	1,733,333	$0.02	0.043	*	2,661	71,872	$74,533
Jun-06	2,480,000	998,889	$0.02	0.043	*	3,814	39,138	$42,952
Jul-06	620,000	229,630	$0.02	0.043	*	593	9,281	$9,874
Sep-06	3,153,322	1,051,107	$0.04	0.043		45,199	-	$45,199
Total	11,403,322	4,599,626		$0.043		$52,267	$145,518	$197,785

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

Chad Brownstein has served as a director since September 2006. Mr. Brownstein has also served as a director of Surfect Technologies since March 2006. Mr. Brownstein co-founded ITU Ventures in 2000, and, as managing partner, shares responsibility for directing overall investment strategy and oversees day-to-day activities. Prior to founding ITU Ventures, Mr. Brownstein was a member of Merchant Banking Division of Donaldson, Lufkin and Jenrette, Inc. (“DLJ”). Previously, he was employed in the DLJ’s investment banking division, where he participated in public and private investment banking activities including equity, debt and merger/advisory transactions. Mr. Brownstein received a B.A. from Tulane and attended Columbia Business School.

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

Director compensation

The following table sets forth director compensation as of December 31, 2006.

Name	Option Awards(1)		All Other Compensation		Total
Lawrence Wagner	$1,269	(2)	-		$1,269
	$14,336	(3)	-		$14,336
Thomas P. Griego (4)	$2,161	(5)	$6,260	(6)	$8,421

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

Summary Compensation Table
Name and Principal Position	Years	Salary	Option Awards (1)	All Other Compensation		Total
Steven Anderson Chief Executive Officer, President and director	2006	$173,654	$9,156	$137,783	(2)	$320,593

Yixiang Xie Chief Technology Officer	2006	$98,654	$2,005	$27,337	(2)	$127,996

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

2006 Stock Plan

Our 2006 Stock Plan was adopted by our directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by our board of directors or the Compensation Committee, which Compensation Committee presently consists of Chad Brownstein. As of May 9, 2007, no shares of common stock have been issued under the Plan, options to purchase 625,393 shares of common stock were outstanding and 874,607 shares of common stock remain available for issuance under the Plan.

Other Options

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of our common stock in accordance with their terms in connection with the Merger. As of May 9, 2007, options to purchase an aggregate of 1,785,407 shares remain outstanding as a result of the expiration of options to purchase 212,927 shares without having been exercised.

Employment Agreements

We currently do not have employment agreements with any of our executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of May 9, 2007 regarding the number of shares of common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and disposition power with respect to such shares of common stock.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(8)
ITU Ventures 1900 Avenue of the Stars Suite 2701 Los Angeles, California 90067	6,822,316(1)	46.9%
Thomas P. Griego P.O. Box 69147 Los Angeles, California 90069	825,275(2)	5.7%
Steven Anderson	623,101(3)	4.3%
Yixiang Xie	125,994(4)	*
Laurence Wagner	59,927(5)	*
Chad Brownstein	6,822,316(6)	47.0%
Jonah Schnel	6,822,316(6)	47.0%
All directors and executive officers as a group (eight persons)	7,838,548(3)(4)(5)(6)(7)	52.1%

* Less than 1%

(1)	Includes 250,000 shares issuable upon exercise of currently exercisable warrants.
(2)	Includes 105,035 shares issuable upon exercise of currently exercisable stock options.
(3)	Includes 262,501 shares issuable upon exercise of currently exercisable stock options.
(4)	Includes 54,451 shares issuable upon exercise of currently exercisable stock options.
(5)	Includes 59,927 shares issuable upon exercise of currently exercisable stock options.
(6)
Includes (i) 6,572,316 shares owned by ITU Ventures, which is managed by ITU Ventures West Capital Management, L.P., of which Messrs. Brownstein and Schnel are managing partners and (ii) 250,000 shares issuable pursuant to currently exercisable warrants held by ITU Ventures.

(7)	Includes 94,272 shares and 84,938 shares issuable upon exercise of currently exercisable stock options held by other executive officers.
(8)	Based on 14,285,667 shares of common stock outstanding.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

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

/s/ Steven Anderson
Date: May 10, 2007	Steven Anderson Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Anthony M. Maffia, Jr.
Date: May 10, 2007	Anthony M. Maffia, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chad Brownstein
Date: May 10, 2007	Chad Brownstein Director

/s/ Jonah Schnel
Date: May 10, 2007	Jonah Schnel Director

Exhibit Index

Exhibit Number	Description
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