Form 10QSB/A
period 2006-09-30
Surfect Holdings, Inc
filed 2007-05-14
CIK 1356505

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

-i-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

  Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	Sept 30,	Dec 31,
	2006	2005
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,916,381	$150
Prepaid expenses and other current assets	119,412	15,435
Total current assets	3,035,793	15,585

Fixed assets:
Furniture and machinery	256,479	278,213
Office and computer equipment	108,919	102,777
Leasehold improvements	69,339	69,339
	434,737	450,329
Less accumulated depreciation and amortization	(170,019)	(141,613)
Total fixed assets	264,718	308,716

Patents
Pending patents	106,565	72,059
Issued patents, net of accumulated amortization of $3,214 and $989 as of September 30, 2006 and December 31, 2005, respectively	42,501	42,973
Total patents	149,066	115,032

Total assets	$3,449,577	$439,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets (continued)

	Sept 30,	Dec 31,
	2006	2005
Liabilities and Stockholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$100,303	$195,281
Bank overdraft	-	114,136
Deposits payable	176,750	261,750
Notes payable	89,257	300,000
Current portion of capital lease	2,125	2,125
Other accrued liabilities	36,668	44,071
Total current liabilities	405,103	917,363

Long term liabilities, less current portion
Capital lease	5,722	7,066

Total liabilities	410,825	924,429

Stockholders' (deficit) equity - (see Recapitalization at Note 2)
Series A convertible cumulative preferred shares	-	4,113,879
Common stock	1,420	100,400
Additional paid in capital	9,989,814	19,918
Deficit accumulated during development stage	(6,952,482)	(4,719,293)
Total stockholders' (deficit) equity	3,038,752	(485,096)
Total liabilities and stockholders' equity	$3,449,577	$439,333

The accompanying notes are an integral part of these statements.

  Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		For the Period from December 26, 2000 (Inception) to Sept 30,
	2006	2005	2006	2005	2006
Expenses:
Payroll and employee benefits	$378,136	$155,502	$905,557	$738,194	$2,786,240
Research and development	161,929	73,945	539,758	349,230	1,701,635
General and administrative	289,833	242,216	601,744	393,533	1,904,862
Sales and marketing	41,906	1,204	123,384	45,058	325,005
Depreciation and amortization	16,060	17,920	51,564	48,735	198,115
Interest	7,208	395	8,977	1,343	152,571
Total expenses	895,072	491,182	2,230,984	1,576,093	7,068,428

Other income (expense)	1,799	9,819	(2,205)	11,697	115,946
Net loss	$893,273	$481,363	$2,233,189	$1,564,396	$6,952,482

Net loss per share attributable to common stockholders, basic and diluted	$0.06	$0.07	$0.16	$0.24	$0.49
Shares used in computing basic and diluted net loss per share attributable to common stockholders	14,201,667	6,430,000	14,201,667	6,430,000	14,201,667

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2002	-	-	-	-	-	(570,078)	(570,078)
Balance at December 31, 2002	5,020,000	100,400	-	-	918	(570,078)	(468,760)
Net loss for year ended December 31, 2003	-	-	-	-	-	(207,639)	(207,639)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879
Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Fair value of stock options vested	-	-	-	-	19,000	-	19,000
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in Jan and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Issuance of common stock at $0.02 upon exercise of option	302,679	6,054	-	-	(248)	-	5,806
Grant date fair value of stock options granted to employees	-	-	-	-	52,267	-	52,267
Grant date fair value of stock options granted to non-employees	-	-	-	-	5,096	-	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518
Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	9,922,305	$304,239	29,216,235	$6,613,879	$24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to September 30, 2006
(continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Developement	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Effect of recapitalization:

Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-
Cancellation of STI common stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-
Conversion of Windy Creek Developments common stock upon recapitalization with Windy Creek-DE	8,597,560	250	-	-	(250)	-	-
Purchase and cancellation of STI non-qualified investor common stock	(322,679)	(13,875)	-	-	-	-	(13,875)
Cancellation of SHI restricted shares	(6,097,559)	-	-	-	42,000	-	42,000
Issuance of SHI common stock to STI stockholders	8,001,666	800	-	-	-	-	800
Issuance of common stock for net proceeds of $3,059,651, cash and conversion of $500,000 demand note payable to a principal stockholder *	3,700,000	370	-	-	3,019,055	-	3,019,425
Net loss for the nine months ended September 30, 2006	-	-	-	-	-	(2,233,189)	(2,233,189)
Balance at September 30, 2006 (unaudited)	14,201,667	$1,420	-	$-	$9,989,814	$(6,952,482)	$3,038,752

* also includes 400,000 shares to investor relations consultants.  Actual net proceeds and Additional Paid-in Capital changed to $2,950,630 and $2,950,260 respectively as a result of subsequent transactions.

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to
	2006	2005	Sept 30, 2006
Operating activities
Net loss	$(2,233,189)	$(1,564,396)	$(6,952,482)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,564	48,735	198,115
Loss on disposal of assets	8,010	10,006	26,873
Stock based compensation	197,785	19,000	216,785
Interest accrued converted to preferred stock	-	-	113,879
Related expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(103,977)	3,116	(119,412)
Accounts payable	(94,978)	(35,690)	99,196
Deposits payable	(85,000)	-	176,750
Accrued liabilities	(7,403)	(45,923)	36,668
Net cash used in operating activities	(2,267,188)	(1,565,152)	(6,158,460)

Investing activities
Patent investment	(36,259)	-	(152,280)
Investment in fixed assets	(13,350)	(193,658)	(428,639)
Net cash used in investing activities	(49,609)	(193,658)	(580,919)

Financing activities
Bank overdraft	(114,136)	-	-
Proceeds from notes payable	640,172	-	1,941,279
Repayments on notes payable	(350,915)	-	(350,915)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	2,559,251	-	2,660,569
Proceeds from issuance of preferred stock	2,500,000	-	5,454,832
Net payments against capital lease	(1,344)	(1,406)	(3,844)
Repayments on leasehold improvement notes	-	(7,664)	(46,161)
Net cash provided by (used in) financing activities	5,233,028	(9,070)	9,655,760

Net increase (decrease) in cash and cash equivalents	2,916,231	(1,767,880)	2,916,381
Cash and cash equivalents at beginning of period	150	2,120,337	-
Cash and cash equivalents at end of period	$2,916,381	$352,457	$2,916,381

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

Immediately prior to the recapitalization, but after conversion of preferred shares to common stock Surfect Technologies had a total of 55,871,297 shares of common stock issued and outstanding.   In connection with the recapitalization, Surfect Holdings issued 8,001,666 shares of its common stock to Surfect Technologies’ stockholders who qualified as accredited investors in exchange for 55,548,618 shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.

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

The table below shows the effect on equity of the recapitalization transaction:

Recapitalization:

		Common Shares		Preferred Shares		Additional Paid in
	Date:	Shares	$	Shares	$	Capital
Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	9/01/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion of preferred shares to common stock	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-

Cancellation of STI common stock	9/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

Conversion of windy Creek Development stock upon recapitalization	9/27/2006	8,597,560	250	-	-	(250)

Repurchase of common stock held by non-accredited investors	9/27/2006	(322,679)	(13,875)	-	-	-

Cancellation of SHI restricted shares	9/27/2006	(6,097,559)	-	-	-	42,000

Issuance of SHI common shares to STI stockholders	9/27/2006	8,001,666	800	-	-	-

Issuance of private placement units	9/27/2006	3,300,000	330	-	-	2,619,495

Issuance of common shares to investor relation consultants	9/27/2006	400,000	40	-	-	399,560

		14,201,667	$1,420	-	-	$9,989,814

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

Patents at December 31, 2005, and September 30, 2006 include capitalized costs of $42,973 and $42,501, respectively, net of amortization of $989 and $3,214, respectively, consisting of filing fees and executory costs as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $72,059 and $106,565, respectively have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

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

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company itself became responsible for paying its income tax liabilities. For the period from July 1, 2004 through December 31, 2005 and September 30, 2006, the Company incurred taxable losses totaling approximately $3,148,000 and $5,381,000, respectively, which are available to offset future taxable income through 2025, subject to ownership change limitations.

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

On September 30, 2006, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $57,000 for the nine months ended September 30, 2006, $19,000 for the fiscal year ended December 31, 2005 and $76,000 for the period since inception (December 26, 2000).

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

Between November 15, 2004 and September 6, 2006, the company issued its executive management options to exercise an aggregate of 11,403,322 shares of common stock of Surfect Technologies, Inc. In connection with the recapitalization discussed in Note 2, the Company developed a plan to allow its executive management to exercise their vested options and provided them a bonus to offset the exercise cash requirement. This transaction resulted in direct compensation of approximately $198,000. Additionally, the company made associated federal and state tax deposits on behalf of executive management of approximately $90,000. These transactions were completed and recorded in the third quarter, 2006.

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

Total expenses, for the nine months ended September 30, 2006 were $2.2 million compared with $1.6million of expenses for the same period in 2005. The increase primarily resulted from increased headcount, payroll and employee benefits, an increased level of research and development activities, and increases in general and administrative expenditures.

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

Cash Flows from Financing Activities

Net cash provided by financing activities through the first nine months of fiscal 2006 was $5.2 million, compared to cash usage of $9,000 for the nine month period ended September 30, 2005. This increase was attributable to the issuance of the $2.5 million of preferred stock in January and May 2006 and the $3.3 million ($2.8 million net of conversion of a promissory note) from the private placements of Common Stock and warrants in September 2006.

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

As of September 30, 2006, we had working capital of $2.63 million compared to working deficit at December 31, 2005 of $902 thousand. As of September 30, 2006, we had $2.9 million in cash and cash equivalents compared to $150 in cash and cash equivalents at December 31, 2005.

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

Surfect Holdings, Inc.

Date: May 14, 2006	By:	/s/ Steve Anderson
Steve Anderson, President,
Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 14, 2006	By:	/s/ Anthony M. Maffia, Jr.
Anthony M. Maffia, Jr.
Chief Financial (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

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