Form 10QSB
period 2007-03-31
Surfect Holdings, Inc
filed 2007-05-15
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

(505)294-6354
(Issuer’s telephone number)

___________________________________________________________________
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
Yes ☐  No ☒

As of May 14, 2007, there were 14,313,667 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Format (check one) Yes ☐  No ☒

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and for the period from December 26, 2000 (inception) to March 31, 2007	3

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period from December 26, 2000 (inception) to March 31, 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and for the period from December 26, 2000 (inception) to March 31, 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	23

-i-

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Surfect Holdings, Inc. and Subsidiary (a development stage company) Condensed Consolidated Balance Sheets

	March 31,	Dec 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$570,854	$1,983,325
Inventory	655,190	359,984
Prepaid expenses and other current assets	182,634	130,296
Total current assets	1,408,678	2,473,605

Fixed Assets:
Furniture and machinery	256,479	256,479
Office and computer equipment	148,311	111,829
Leasehold improvements	69,339	69,339
	474,129	437,647
Less accumulated depreciation and amortization	(233,790)	(216,230)
Total fixed assets	240,339	221,417

Patents
Pending patents	119,612	107,721
Issued patents, net of accumulated amortization of $3,795 and $3,233 as of March 31,2007 and December 31, 2006, respectively	42,019	42,590
Total patents	161,631	150,311

Total assets	$1,810,648	$2,845,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary (a development stage company) Condensed Consolidated Balance Sheets (continued)

	March 31,	Dec 31,
	2007	2006
Liabilities and Stockholders' Equity	(unaudited)

Current liabilities:
Accounts payable	$301,514	$305,725

Notes payable	26,308	45,868
Current portion of capital lease	2,125	2,125
Warranty reserve	44,189	44,189
Other accrued liabilities	151,446	189,299
Total current liabilities	525,582	587,206

Long term liabilities, less current portion
Capital lease	4,524	5,095

Total liabilities	530,106	592,301

Stockholders' equity -

Common stock	1,420	1,420
Additional paid in capital	9,981,891	9,921,019
Deficit accumulated during development stage	(8,702,769)	(7,669,407)
Total stockholders' equity	1,280,542	2,253,032
Total liabilities and stockholders' equity	$1,810,648	$2,845,333

The accompanying notes are an integral part of these statements.

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to March 31,
	2007	2006	2007

Sales revenue	$-	$-	$220,939

Cost of Sales	-	-	110,734

Gross Profit	-	-	110,205

Expenses:
Payroll and employee benefits	533,191	255,090	3,787,128
Research and development	89,498	176,792	1,850,922
General and administrative	379,548	169,058	2,535,146
Sales and marketing	34,918	51,911	370,708
Depreciation and amortization	18,132	19,858	262,467
Interest	1,119	1,484	155,485
Total expenses	1,056,406	674,193	8,961,856

Other income	23,044	930	148,882

Net loss	$1,033,362	$673,263	$8,702,769

Net loss per share attributable to common stockholders, basic and diluted	$0.07	$0.13	$1.51

Shares used in computing basic and diluted net loss per share attributable to common stockholders	14,201,667	5,020,000	5,766,738

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to March 31, 2007

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2003	-	-	-	-	-	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879
Net loss for year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation - employee	-	-	-	-	14,000	-	14,000
Share-based compensation - non-employee	-	-	-	-	5,000	-	5,000
Net loss for year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054			(248)	-	5,806
Grant date fair value of stock options granted to employees	-	-	-	-	52,267	-	52,267
Grant date fair value of stock options granted to non-employees	-	-	-	-	5,096	-	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518
Balance Prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statement of Stockholders' Equity
For the Period From December 26, 2000 (Inception) to March 31, 2007
(continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance Prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)		-	-
Cancellation of STI Common Stock	(55,548,618)	(6,904,243)			6,904,243	-	-
Conversion of Windy Creek Developments Common stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of Common stock for net proceeds of $2,950,630, cash and conversion of $500,000 demand note payable to a principal shareholder*.	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	-	-	9,921,019	(7,669,407)	2,253,032
Share-based compensation - employee	-	-	-	-	46,640	-	46,640
Share-based compensation - non-employee	-	-	-	-	14,232	-	14,232
Net loss for the Quarter ended March 31, 2007 (unaudited)	-	-	-	-	-	(1,033,362)	(1,033,362)
Balance at March 31, 2007	14,201,667	$1,420	-	$-	$9,981,891	$(8,702,769)	$1,280,542

* includes 400,000 shares to Investor Relations consultants.

The accompanying notes are an integral part of these statements.

 Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to March 31,
	2007	2006	2007
Operating activities
Net loss	$(1,033,362)	$(673,263)	$(8,702,769)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,132	19,858	262,467
Loss on disposal of assets	-	-	26,873
Stock based compensation	60,872	34,130	317,484
Interest accrued converted to preferred stock	-	-	120,426
Expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Inventory	(295,206)	-	(655,190)
Prepaid expenses and other current assets	(52,338)	(41,643)	(182,634)
Accounts payable	(4,211)	(128,700)	301,514
Deposits payable	-	(85,000)	-
Accrued liabilities	(37,853)	(7,845)	195,635
Net cash used in operating activities	(1,343,966)	(882,463)	(8,271,026)

Investing activities
Patent investment	(11,892)	-	(165,426)
Investment in fixed assets	(36,482)	(5,977)	(468,032)
Net cash used in investing activities	(48,374)	(5,977)	(633,458)

Financing activities
Bank Overdraft	-	(114,136)	-
Proceeds from notes payable	-	400,000	2,435,338
Repayments on notes payable	(19,560)	(350,000)	(409,030)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	-	-	2,551,948
Proceeds from issuance of preferred stock	-	1,000,000	4,948,285
Net payments against capital lease	(571)	(354)	(5,042)
Repayments on leasehold improvement notes	-	-	(46,161)
Net cash provided by (used in) financing activities	(20,131)	935,510	9,475,338

Net increase (decrease) in cash and cash equivalents	(1,412,471)	47,070	570,854
Cash and cash equivalents at beginning of period	1,983,325	150	-
Cash and cash equivalents at end of period	$570,854	$47,220	$570,854

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to March 31,
	2007	2006	2007

Interest paid	$1,119	$4,221	$30,317

Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable.	$-	$-	$1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest.	$-	$-	$500,000
Conversion of $500,000 demand note for 20 Units of PPM offering at $25,000 per unit	$-	$-	$500,000
Issuance of 400,000 shares of Common Stock to IR Consultants as part of merger and recapitalization.	$-	$-	$400,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As Of March 31, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Operating results for the three month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2006 consolidated financial statements and notes thereto included in the Company's Report on Form 10KSB/A dated May 10, 2007.

The unaudited condensed consolidated financial statements as of March 31, 2007 for the three month period then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The unaudited condensed financial statements for the three month period March 31, 2006 include only the operations of Surfect Technologies, Inc.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through March 31, 2007 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop its products, Surfect remains in the development stage and its ability to continue as a going concern is dependent on its ability to raise additional capital to commercialize its products and subsequently on sufficient inflow of operating revenue derived from the sale of its products at sufficient profit margin to cover operating expenses.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2007 and December 31, 2006 the Company's consolidated cash and cash equivalents were $570,854 and $1,983,325, respectively. To fund its continuing operations, the Company received the proceeds from an issuance of Series A-1 preferred shares in January 2006 and May 2006 and private placements of equity securities in the aggregate amount of $3.3 million in September 2006. With the receipt of this funding, the Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Surfect Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Financing Concentration—The Company remains in the development (preoperational) stage and the majority of its debt and equity financing has come from its principal investors.

Supplier Concentration—The Company is heavily reliant on outsourcing firms to develop tooling and manufacturing processes to bring its products to market. The Company is attempting to develop additional alternate relationships to diversify its risk concentration.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Share-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Compensation for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected terms of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18. "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling Goods or Services" (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.

Other Comprehensive Income

From inception through December 31, 2006 and March 31, 2007, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expense amounts reported include non payroll amounts. Payroll costs of research and development are reported as payroll.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

2.	Recapitalization and Issuance of New Securities

(a)  Recapitalization

On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary, Surfect Acquisition Corp., resulting in Surfect Technologies being 100% owned by Surfect Holdings.  This transaction was accounted for as a recapitalization.

Immediately prior to the recapitalization, but after conversion of preferred shares to common stock, Surfect Technologies had a total of 55,871,297 shares of common stock issued and outstanding.   In connection with the recapitalization, Surfect Holdings issued 8,001,666 shares of its common stock to Surfect Technologies’ stockholders who qualified as accredited investors in exchange for 55,548,618 shares of Surfect Technologies’ common stock.   The remaining 322,679 shares of Surfect Technologies’ common stock held by non-accredited investors were redeemed for a purchase price of $0.043 per share.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

The common stock issued and the warrants issuable in the private placement are subject to registration rights whereby liquidated damages may accrue and are payable in common stock at the rate 1% (up to a maximum of 10%) of the aggregate amount shares of common stock received by the investors in the private placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; (iii) such registration statement is not kept effective for the earlier of (a) 24 months and (b) the date when all registrable securities have been sold. Notwithstanding the foregoing, upon notification by the Company of the occurrence of a potential material event (as such term is defined in the subscription agreements for the private placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days.

The table below shows the effect on equity of the recapitalization transaction:

		Common shares		Preferred shares		Additional Paid in
Recapitalization:	Date:	Shares	$	Shares	$	Capital
Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	9/01/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion Preferred Shares to Common	9/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-

Cancellation of STI Common stock	9/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

Conversion of Windy Creek Development common stock upon merger with Windy Creek- DE	9/27/2006	2,500,001	250	-	-	41,750

Purchase and cancellation of STI non-qualified investor common shares	9/27/2006	(322,679)	(13,875)	-	-	-

Issuance of SHI common shares to STI Stockholders	9/27/2006	8,001,666	800	-	-	-

Issuance of 3,700,000 shares common stock for net proceeds of $2,950,630 cash, conversion of $500,000 demand not payable	9/27/2006	3,700,000	370	-	-	2,950,260

		14,201,667	$1,420	-	$-	$9,921,019

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

The Company additionally issued 108,250 freestanding warrants (in addition to the warrants included in the units sold as described above) to its placement agents in the private placement. In accordance with EITF 00-19 Accounting for Derivitive Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, these issuances have been treated as permanent equity transactions. As the exercise price of the warrants significantly exceeded the fair value of the stock on the date of issuance, the fair value of the warrant is immaterial.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

3.	Inventories

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished good inventory, as well some work in process sub-assemblies obtained from vendors in advance of final assembly. At March 31, 2007, the Company’s inventory consisted of two finished tools ready for customer sales and delivery and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be readily marketable to end customers in their present form.

4.	Patents

Patents at March 31, 2007 and December 31, 2006, include capitalized costs of $42,019 and $42,590, respectively, net of amortization of $3,795 and $3,233, respectively, as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $119,612 and $107,721, respectively, have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

5.	Warranty Reserve

The Company's warranty reserve of $44,189 was established prior to December 31, 2006 for operational support and replacement of components which may fail for a period of up to one year from the date of the acceptance of the tool by its initial customer.

6.	Income taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company itself became responsible for paying its income tax liabilities. As of March 31, 2007, the Company had cumulative tax net operating loss carry forwards approximating $7,100,000, which are available to offset future taxable income through 2025, subject to ownership change limitations.

7.	Stock Options

On March 31, 2007, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $61,000 for the three months ended March 31, 2007, $57,000 for the fiscal year ended December 31, 2006 and $137,000 for the period since inception (December 26, 2000).

Surfect Holdings, Inc. and Subsidiary
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

7.	Stock Options

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1 to 3 year period of continuous service and have a 10 year term. As of March 31, 2007, no shares of Common Stock had been issued under the Plan, options to purchase 661,131 shares of Common Stock were outstanding and 838,869 shares of Common Stock remain available for issuance under the Plan.

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

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the three months ended March 31, 2007 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2006	2,660,064	$.43
Granted	-	-
	-	-
Exercised	-	-
Forfeited	(302,120)	.23
Balance, March 31, 2007	2,357,944	$.46

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

7.	Stock Options -(continued)

A summary of the Company’s stock options outstanding and exercisable at March 31, 2007 is presented in the table below:

	Option exercise price				Total	Intrinsic Value
	$0.14	$0.30	$1.58	$2.27
Outstanding	372,218	1,791,079	25,000	169,647	2,357,944	$0

Weighted average remaining contractual life of options outstanding (in years)	8.32	9.23	9.56	9.67	9.12
Exercisable	247,113	174,406	0	0	421,519	$0

The Company has determined that shares of Common Stock for future exercise shall be from authorized but unissued shares of stock.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2007

7.	Stock Options -(continued)

As a result of adopting SFAS 123(R), share-based employee compensation expense of $46,640 was recorded during the quarter ended March 31, 2007. At March 31, 2007, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $234,000, which will continue to be amortized quarterly over a period of less than three years.

Option grants to non-employees

For non-employees, the rate of non-exercise was assumed to be zero, since there is no forfeiture provision assigned to these options. Although these options expire ten years from the date of grant, an expected life of approximately 3 years was utilized in the calculation to account for the fact that their exercise will likely occur in a more expedited fashion, with limited forfeiture.

For the quarter ended March 31, 2007, stock based compensation expense of $14,232 was recorded for non-employees related to the grant of non-transferable stock options to purchase 140,959 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006. At March 31, 2007, the unamortized amount of non-employee share-based expense was $71,160, which will continue to be amortized quarterly over a period of less than three years.

No new options were granted to non-employees during the quarter ended March 31, 2007.

8.	Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona. Monthly lease expense is $5,250. In addition, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605.

9.	Subsequent Events

In connection with a private placement in September, 2006, the selling stockholders were granted registration right where liquidated damages would accrue and be payable in shares of common stock at a per-week rate of 28,000 shares if the registration statements covering the shares of common stock issued in the private placement was not declared effective by April 19, 2007. As of May 14, 2007, these penalty shares amounted to a total of 112,000 shares that have been included in the 14,313,667 total shares outstanding.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006.

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

Utilizing a single wafer, closed process cell design, eliminates the need to move the wafer through various plating chemistries which reduces the need for robotics and thereby lowers machine cost and spares required on the production floor.  This single cell approach reduces the likelihood of damage by minimizing wafer handling and, enables a wide range of various composition of leaded and lead-free solders to be applied and/or developed.

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

Share-based Compensation - Commencing January 1, 2006, we adopted a newly required accounting standard for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including dividend yield, weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected lives of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

Significant Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results. As we are preoperational, our most significant estimates and assumptions involve the overall financial statement presentation which assumes we will continue as a going concern; the cost basis carrying value of March 31, 2007 inventory, which assumes that our carrying value will be fully realized upon its sale; the adequacy of the our warranty reserve; and certain subjective factors included in calculating the cost of stock- based compensation.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. In November 2006, we realized $220,939 of revenue from the sale of a pre-production tool. Our March 31, 2007 inventory included two plating tools. Although early production models, we believe these tools are substantially representative of future production tools. We currently anticipate sales of these two tools in the second quarter 2007. However, revenue may not initially be recognizable in the second quarter of 2007. Because the tools are new products, we anticipate customer acceptance of the tools and final sales to occur once such customers are satisfied with the tools’ performance. We believe customer satisfaction with these two initial sales to be critical to the execution of our business plan and to our moving from development stage to operating stage.

Except for our final assembly, our manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures in the near-term and therefore do not anticipate the need for any additional funding for such purchases.

Total expenses for the quarter ended March 31, 2007, were $1,056,406 compared with $674,193 for the quarter ended March 31, 2005. This increase was primarily the result of increased staffing and related payroll costs and growing general and administrative expenses. We anticipate that operating costs will continue to increase as we move toward revenue producing operations.

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the quarter ended March 31, 2007 used cash of $1.34 million, compared to $882 thousand used in the comparable 2006 quarter. This increase in cash used by operating activities was primarily the result of increases in payroll and employee benefits and general and administrative expenditures. We anticipate that cash used for operating activities will continue to increase as we move toward revenue producing operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2007 was approximately $48 thousand compared to net cash used of approximately $6 thousand for the comparable 2006 quarter. This increase in net cash used was attributable to increased asset purchases and patent filing costs incurred during the 2007 quarter. Although we do not currently anticipate significant equipment expenditures during 2007, we intend to acquire necessary equipment through capital leasing arrangements when needed.

Cash Flows from Financing Activities

Net cash used in financing activities during the quarter ended March 31, 2007 of $20 thousand resulted from payments on notes payable and capital leases. During the quarter ended March 31, 2006, $935 thousand cash was provided by financing activities, primarily representing $1 million proceeds from the issuance of preferred stock and $400 thousand from issuance of notes payable, net of repayment of notes and extinguishment of a cash overdraft.

Income tax expense

At March 31, 2007, we had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $7.1 million, which will expire in years 2023-2025. The future utilization of net operating loss carryforwards may have been impaired by the Merger.

Off-Balance Sheet Arrangements

We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.

Liquidity, Capital Resources and Cash Requirements

We have funded our operations to date through sales of equity and debt securities. Through a series of private placement offerings between July 1, 2004 and December 31, 2005, we raised an aggregate of approximately $4.1 million, net of offering expenses, to continue our research and development efforts, to build our initial electroless and electrolytic prototypes and to recruit a management team with strong semiconductor industry background to run our company.

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

As of March 31, 2007, we had working capital of $883 thousand compared to $1.9 million at December 31, 2006. As of March 31, 2007,, we had $571 thousand in cash and cash equivalents compared to $2 million in cash and cash equivalents at December 31, 2006.

Presently, management is exploring and considering alternative options for funding its ongoing liquidity needs and future growth requirements. As a result, we may determine it to be necessary to offer additional securities in the future to secure adequate capital in order to meet our cash needs. We cannot offer any assurance that any additional equity or debt financing will not be dilutive to holders of our common stock or that we will be successful at raising capital through additional equity or debt financing, if required, or will be able to do so on favorable terms, if at all.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon our evaluation our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Recapitalization, we completed the closing of the Private Placement of our Common Stock on September 27, 2006, in which we sold an aggregate of 112 units to 37 accredited investors. Each unit consisted of 25,000 shares of Common Stock and a four-year warrant to purchase 12,500 shares of Common Stock at $2.00 per share, at a purchase price of $25,000 per unit. Westminster Securities, Williams Financial Group and Granite Financial Group, placement agents in the Private Placement, sold 25 units, 10 units and 16 units, respectively, and, in connection with such sales, received cash fees of $37,500, $20,000 and $32,000, and four-year warrants to purchase 56,250 shares, 20,000 shares and 32,000 of Common Stock, respectively. We realized gross proceeds from the Private Placement of $2.8 million before commissions and expenses.

The Common Stock issued and the warrants issuable in the Private Placement are subject to registration rights (“Registration Rights”) whereby liquidated damages may accrue and are payable in Common Stock (“Penalty Shares”) at the rate of 1% (up to a maximum of 10%) of the aggregate amount shares of Common Stock received by the investors in the Private Placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; (iii) such registration statement is not kept effective for the earlier of (a) 24 months and (b) the date when all registrable securities have been sold. Notwithstanding the foregoing, upon notification by us of the occurrence of a Potential Material Event (as such term is defined in the subscription agreements for the Private Placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days. Each of our directors (including Thomas Griego, a former director), executive officers and 5% stockholders has waived their respective Registration Rights as to shares received as a result of the Recapitalization.

On September 27, 2006, in connection with the Recapitalization we issued 8,001,666 shares of our Common Stock to the former stockholders of Surfect Technologies, Inc.

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

On each of April 19, 2007, April 26, 2007, May 3, 2007 and May 10, 2007, we issued 28,000 Penalty Shares to prior investors in the Private Placement, as a result of the applicable registration statement not being declared effective as of such dates.

Item 6. Exhibits

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