Form 10QSB
period 2007-06-30
Surfect Holdings, Inc
filed 2007-08-14
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2007, there were 15,117,667 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Format (check one) Yes ☐ No ☒

	Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and six
	months ended June 30, 2007 and 2006, and for the period from December 26, 2000 (inception)
	to June 30, 2007	3

	Condensed Consolidated Statement of Stockholders’ Equity for the period
	from December 26, 2000 (inception) to June 30, 2007	4

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2007 and 2006 and for the period from December 26, 2000
	(inception) to June 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	19

Item 3.	Controls and Procedures	23

Part II	OTHER INFORMATION

Item 6.	Exhibits	24

- i -

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30,	Dec 31,
	2007	2006
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$675,580	$1,983,325
Inventory	868,845	359,984
Prepaid expenses and other current assets	146,602	130,296
Total current assets	1,691,027	2,473,605

Fixed assets
Furniture and machinery	256,479	256,479
Office and computer equipment	130,933	111,829
Leasehold improvements	96,962	69,339
	484,374	437,647
Less accumulated depreciation and amortization	(256,620)	(216,230)
Total fixed assets	227,754	221,417

Patents
Pending patents	124,736	107,721
Issued patents, net of accumulated amortization of $4,938 and $3,223 as of June 30, 2007
and December 31, 2006, respectively	40,876	42,590
Total patents	165,612	150,311

Total assets	$2,084,393	$2,845,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30,	Dec 31,
	2007	2006
	(unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$143,694	$305,725
Notes payable	1,010,428	45,868
Current portion of capital lease	2,125	2,125
Warranty reserve	44,189	44,189
Other accrued liabilities	174,899	189,299
Total current liabilities	1,375,335	587,206

Long-term liabilities, less current portion
Capital lease	4,144	5,095
Total liabilities	1,379,479	592,301

Stockholders' equity
Common stock	1,497	1,420
Additional paid-in capital	10,589,285	9,921,019
Deficit accumulated during development stage	(9,885,868)	(7,669,407)
Total stockholders' equity	704,914	2,253,032
Total liabilities and stockholders' equity	$2,084,393	$2,845,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

					For the
					Period from
					December 26,
					2000
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Sales revenue	$-	$-	$-	$-	$220,939

Cost of sales	-	-	-	-	110,734

Gross Profit	-	-	-	-	110,205

Expenses
Payroll and employee benefits	362,404	277,866	895,595	532,956	4,149,532
Research and development	105,890	199,297	195,388	376,089	1,956,812
General and administrative	468,044	161,925	847,592	330,983	3,003,190
Sales and marketing	84,973	17,539	119,891	69,450	455,681
Depreciation and amortization	23,973	15,646	42,105	35,504	286,440
Interest and debt discount amortization	141,722	285	142,841	1,769	297,207
Total expenses	1,187,006	672,558	2,243,412	1,346,751	10,148,862

Other income (expense)	3,907	(4,934)	26,951	(4,004)	152,789

Net loss	$1,183,099	$677,492	$2,216,461	$1,350,755	$9,885,868

Net loss per share attributable to common
stockholders, basic and diluted	$0.08	$0.13	$0.15	$0.27	$1.62

Shares used in computing basic and diluted
net loss per share attributable to common
stockholders	14,496,172	5,020,000	14,349,733	5,020,000	6,100,791

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
 For the Period From December 26, 2000 (Inception) to June 30, 2007

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	-	$-	$918	$-	$101,318
Net loss from inception to December 31, 2003	-	-	-	-	-	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	-	-	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash onsideration, conversion of convertible notes and accrued interest	-	-	12,549,568	4,113,879	-	-	4,113,879
Net loss for the year ended December 31, 2004	-	-	-	-	-	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation - employee	-	-	-	-	14,000	-	14,000
Share-based compensation - non-employee	-	-	-	-	5,000	-	5,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	-	-	16,666,667	2,500,000	-	-	2,500,000
Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	-	-	(248)	-	5,806
Grant date fair value of stock options granted to employees	-	-	-	-	52,267	-	52,267
Grant date fair value of stock options granted to non-employees	-	-	-	-	5,096	-	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	-	-	(52,267)	-	145,518
Balance prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
 For the Period From December 26, 2000 (Inception) to June 30, 2007 (continued)

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-

Conversion of Windy Creek Developments Common stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)
Issuance of Surfect Holdings, Inc. (SHI) Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of Common stock for net proceeds of $2,950,630, cash and conversion of $500,000 demand note payable to a principal shareholder*	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006 (following period is unaudited)	14,201,667	1,420	-	-	9,921,019	(7,669,407)	2,253,032
Share-based compensation - employee	-	-	-	-	46,640	-	46,640
Share-based compensation - non-employee	-	-	-	-	14,232	-	14,232
Net loss for the Quarter ended March 31, 2007	-	-	-	-	-	(1,033,362)	(1,033,362)
Balance at March 31, 2007	14,201,667	1,420	-	-	9,981,891	(8,702,769)	1,280,542
Penalty shares issued due to delayed registration	112,000	11	-	-	(11)	-	-
Issuance of Common Stock to originate $1,500,000 convertible promissory notes payable	660,000	66	-	-	620,334	-	620,400
Share-based compensation - employee	-	-	-	-	(25,204)	-	(25,204)
Share-based compensation - non-employee	-	-	-	-	12,275	-	12,275
Net loss for the Quarter ended June 30, 2007	-	-	-	-	-	(1,183,099)	(1,183,099)
Balance at June 30, 2007 (unaudited)	14,973,667	$1,497	-	$-	$10,589,285	$(9,885,868)	704,914
* includes 400,000 shares to Investor Relations consultants.

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

			For the
			Period from
			December 26,
			2000
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
Operating activities
Net loss	$(2,216,461)	$(1,350,755)	$(9,885,868)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	47,105	35,503	291,440
Amortization of debt discount	124,080	-	124,080
Loss on disposal of assets	-	8,010	26,873
Stock based compensation	47,943	109,287	304,555
Interest accrued converted to preferred stock	-	-	120,426
Expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Inventory	(508,861)	(5,535)	(868,845)
Prepaid expenses and other current assets	(21,306)	(66,500)	(151,602)
Accounts payable	(162,031)	(47,739)	143,694
Deposits payable	-	(85,000)	-
Accrued liabilities	(14,400)	(10,755)	219,088
Net cash used in operating activities	(2,703,931)	(1,413,484)	(9,630,991)

Investing activities
Patent investment	(17,016)	-	(170,550)
Investment in fixed assets	(46,727)	(8,668)	(478,277)
Net cash used in investing activities	(63,743)	(8,668)	(648,827)

Financing activities
Bank overdraft	-	(114,136)	-
Proceeds from notes payable	1,500,000	550,000	3,935,338
Repayments on notes payable	(39,120)	(350,000)	(428,590)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	-	1,500	2,551,948
Proceeds from issuance of preferred stock	-	1,993,453	4,948,285
Net payments against capital lease	(951)	(1,056)	(5,422)
Repayments on leasehold improvement notes	-	-	(46,161)
Net cash provided by financing activities	1,459,929	2,079,761	10,955,398

Net increase (decrease) in cash and cash equivalents	(1,307,745)	657,609	675,580
Cash and cash equivalents at beginning of period	1,983,325	150	-
Cash and cash equivalents at end of period	$675,580	$657,759	$675,580

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

			For the
			Period from
			December 26,
			2000
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

Interest paid	$6,261	$4,221	$36,578

Supplemental Schedule of Noncash Investing and Financing
Activities
Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in demand
notes payable, $113,879 of accrued interest and $45,168
related accounts payable.	$-	$-	$1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash
consideration, convertible demand notes payable of
$500,000 and accrued interest.	$-	$500,000	$500,000
Conversion of $500,000 9% demand note	$-	$-	$500,000
Issuance of 400,000 shares of Common Stock to IR
Consultants as part of merger and recapitalization.	$-	$-	$400,000
Debt discount of $620,400 in connection with issuance of
660,000 shares of common stock and bridge loan of $1,500,000	$620,400	$-	$620,400

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

1.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2006 consolidated financial statements and notes thereto included in the Company’s Report on Form 10-KSB/A dated May 10, 2007.

The unaudited condensed consolidated financial statements as of June 30, 2007 for the three and six month periods then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The unaudited condensed financial statements for the three and six month periods ended June 30, 2006 include only the operations of Surfect Technologies, Inc.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through June 30, 2007 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop its products. The Company remains in the development stage, and its ability to continue as a going concern is dependent on its ability to raise additional capital to commercialize its products and subsequently on sufficient inflow of operating revenue derived from the sale of its products at sufficient profit margin to cover operating expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2007 and December 31, 2006 the Company’s consolidated cash and cash equivalents were $675,580 and $1,983,325, respectively. To fund its continuing operations, the Company received the proceeds from an issuance of Series A-1 preferred shares in January 2006 and May 2006 and private placements of equity securities in the aggregate amount of $3.3 million in September 2006. In June 2007 the Company received $1,475,000 net proceeds from a 150-day $1,500,000 Bridge Loan extended by private investors. With the receipt of this funding, the Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Surfect Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

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

Financing Concentration—The Company remains in the development (preoperational) stage and the majority of its debt and equity financing has come from a limited number of investors.

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

Assets depreciation and amortization has been provided by the Company in order to reduce the net value of equipment over estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five and three year lives, respectively. Furniture and machinery are depreciated over seven year lives. Leasehold improvements are amortized over the original term of the lease or the remaining life of the lease improvements whichever is shorter.

Loss per Common Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the number of common shares outstanding at the end of each period. Diluted loss per share excludes common shares potentially issuable as a result of possible exercise of conversion of promissory notes, warrants and stock options, since their impact would be antidilutive.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

1.   Basis of Presentation and Summary of Significant Accounting Policies (continued)

Share-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Compensation for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected terms of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the recapitalization, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18. “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.

Other Comprehensive Income

From inception through December 31, 2006 and June 30, 2007, the Company had no changes in equity which constitute components of other comprehensive income.

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

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

2.   Recapitalization and Issuance of New Securities (continued)

Surfect Technologies has been treated as the acquirer for accounting purposes. Accordingly, the historical assets, liabilities and operations of Surfect Holdings before the recapitalization are those of Surfect Technologies, Inc. Subsequent to the recapitalization, the consolidated financial statements include the assets, liabilities and operations of Surfect Technologies and Windy Creek Developments, Inc., and the historical operations of Surfect Technologies, Inc. and the operations of Windy Creek Developments, Inc. through the closing date of the recapitalization.

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

The common stock issued and the warrants issuable in the private placement were subject to registration rights whereby liquidated damages would accrue and would be payable in common stock at the rate 1% per week (28,000 shares), up to a maximum of 10%, of the aggregate amount shares of common stock received by the investors in the private placement if (i) a registration statement was not filed by December 20, 2006; (ii) such registration statement was not declared effective by April 19, 2007; (iii) such registration statement is not kept effective for the earlier of (a) 24 months and (b) the date when all registrable securities have been sold. Notwithstanding the foregoing, upon notification by the Company of the occurrence of a potential material event (as such term is defined in the subscription agreements for the private placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days.

As a result of the registration statement being declared effective on May 14, 2007, a total of 112,000 penalty shares of common stock were issued. Such shares are reflected in the statement of stockholders’ equity. They are not reflected in the table below which covers the period of the recapitalization during 2006.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

 2.  Recapitalization and Issuance of New Securities (continued)

The table below shows the effect on equity of the merger transaction:

						Additional
		Common shares		Preferred shares		Paid-In
Recapitalization	Date	Shares	$	Shares	$	Capital

Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	09/01/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion preferred shares to common	09/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-

Cancellation of STI common stock	09/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

Conversion of Windy Creek Development common stock upon merger with Windy Creek-DE	09/27/2006	2,500,001	250	-	-	41,750

Purchase and cancellation of STI non-qualified investor common shares	09/27/2006	(322,679)	(13,875)	-	-	-

Issuance of SHI common shares to STI stockholders	09/27/2006	8,001,666	800		-	-

Issuance of 3,700,000 shares common stock for net proceeds of $2,950,630 cash, conversion of $500,000 demand note payable	09/27/2006	3,700,000	370	-	-	2,950,260

		14,201,667	$1,420	-	$-	$9,921,019

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

2.   Recapitalization and Issuance of New Securities (continued)

An aggregate of 400,000 shares of common stock were issued under non-refundable agreements with certain consultants for investor relations services provided in connection with the recapitalization and private placement offering by the Company. These agreements provide that each of two consulting firms would receive 200,000 post recapitalization shares as a “Commencement Bonus”. The ‘Commencement Bonus’, being defined as a nonrefundable, non-apportionable, and non-ratable retainer and not a prepayment for future services. Such ‘Commencement Bonus’ is considered a specific incremental cost directly attributable to and within 90 days of the September private placement in accordance with SAB Topic 5A. The value of the shares issued was determined to be $1.00 per share to be consistent with the amount being paid for units in the offering no value was associated with the warrants (see warrant discussion below). The resulting financial transaction is recorded as $400,000 of additional proceeds offset by an equal $400,000 associated cost of closing.

The agreements further provide for cash compensation for ongoing consulting services at an aggregate rate of $8,000 to $12,000 per month, subject to termination at any time without refund or further financial obligation. The continuing consulting service is recorded as period expense as incurred.

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

3.   Inventories

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished good inventory, as well some work in process sub-assemblies obtained from vendors in advance of final assembly. At June 30, 2007, the Company’s inventory consisted of two finished tools ready for customer sales and delivery and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be readily marketable to end customers in their present form.

4.   Patents

Patents at June 30, 2007 and December 31, 2006, include capitalized costs of $40,876 and $42,590, respectively, net of amortization of $4,938 and $3,223, respectively, as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $124,736 and $107,721, respectively, have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

5.   Warranty Reserve

The Company's warranty reserve of $44,189 was established prior to December 31, 2006 for operational support and replacement of components which may fail for a period of up to one year from the date of the acceptance of the tool by its initial customer.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

6	. Notes Payable

	June 30,	Dec 31,
	2007	2006

Senior secured convertible promissory notes, 10% per
annum, interest accrued monthly, principal	$1,500,000	$-
Unamortized discount	(496,320)	-
Net convertible notes payable	1,003,680	-
Notes to insurance carrier	6,748	45,868
Total notes payable	$1,010,428	$45,868

On June 1, 2007, the Company issued 10% senior secured convertible promissory notes, (“10% Notes”) to certain accredited private investors in the aggregate principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000 in cash. As additional consideration, the Company issued the note holders an aggregate of 660,000 shares of its unregistered common stock. The closing price of the common stock was $.94 per share on June 1, 2007. The 10% Notes are collateralized by substantially all of the assets of the Company and its subsidiary.

The 10% Notes will mature on the earlier of (1) October 29, 2007, 150 days after the issuance of the 10% Notes, or (2) the consummation by the Company of a debt or equity financing ( a “Financing”) in which the Company receives gross proceeds of at least $1,500,000. The 10% Notes may be converted into securities issued in a Financing at a conversion formula as provided in the 10% Notes and related security purchase agreement.

In the event that the Company defaults and does not cure the event of default as defined by the 10% Note within 30 days, the Company is required to pay an additional $200,000.

The Company has accounted for the market value of the common shares issued to the note holders ($620,400) as a discount on the 10% Notes. This discount is being amortized as non-cash interest expense straight-line over the 150 day maximum term of the notes. For the month of June 2007, $124,080 was amortized.

7.   Income Taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation, and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company itself became responsible for paying its income tax liabilities. As of June 30, 2007, the Company had cumulative tax net operating loss carry forwards approximating $8,300,000, which are available to offset future taxable income through 2025, subject to ownership change limitations.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

8.   Stock Options

On June 30, 2007, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $47,943 for the six months ended June 30, 2007, $57,363 for the fiscal year ended December 31, 2006 and $124,306 for the period since inception (December 26, 2000).

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1 to 3 year period of continuous service and have a 10 year term. As of June 30, 2007, no shares of Common Stock had been issued under the Plan, options to purchase 1,135,234 shares of Common Stock were outstanding and 364,766 shares of Common Stock remain available for issuance under the Plan.

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

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the six months ended June 30, 2007 is presented in the table below:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance December 31, 2006	2,660,064	$0.43
Granted	682,136	1.13
Exercised	-	-
Forfeited	(911,754)	0.40
Balance June 30, 2007	2,430,446	$0.63

A summary of the Company’s stock options outstanding and exercisable at June 30, 2007 is presented in the table below:

							Intrinsic
	Option exercise price					Total	Value

	$0.14	$0.30	$1.58	$2.27	1.13	0.63
Outstanding	348,452	1,295,212	25,000	169,647	592,135	2,430,446	$-
Weighted average remaining contractual
life of options outstanding (in years)	7.91	8.91	9.31	9.42	9.76	9.01
Exercisable	237,800	318,713	-		--	556,513	$-

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2007

8.   Stock Options (continued)

The Company has determined that shares of Common Stock for future exercise shall be from authorized but unissued shares of stock.

Accounting for option grants to employees

The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group.

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

As a result of adopting SFAS 123(R), share-based employee compensation expense reduction of $25,204 was recorded during the quarter ended June 30, 2007 to realign employee compensation as a result of option grant forfeitures. At June 30, 2007, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $359,762, and will continue to be amortized quarterly over a period of less than three years.

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

For the quarter ended June 30, 2007, stock based compensation expense of $12,275 was recorded for non-employees related to the grant of non-transferable stock options to purchase 213,392 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006 and 2007. At June 30, 2007, the unamortized amount of non-employee share-based expense was $77,451which will continue to be amortized quarterly over a period of less than three years.

9.   Equity Shares

In connection with the 10% Notes described in Note 6, the Company issued to the note holders an aggregate of 660,000 shares of common stock.

At the option of the holders of the 10% Notes, upon closing after the date of a Financing as described at Note 6, the outstanding balance of the 10% notes may be converted into the number of shares of the class of equity security or other securities issued in the Financing based on a formula determined by provisions of the 10% Notes and securities purchase agreement. Holders of these securities have all the rights and benefits including, but not limited to, the benefits of any representations and warranties, preemptive rights, rights of first offer, co-sale rights, and piggyback and demand registration rights accorded to the purchasers of such securities.

Surfect Holdings, Inc. and Subsidiary
 (a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 As of June 30, 2007

10. Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona. Monthly lease expense is $5,250. In addition, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605.

In April, 2007 the Company entered into an arrangement with City National Bank, for a $500,000 revolving line of credit secured completely by collateral of $600,000 in US Treasury obligations held on the Company’s behalf by City National Bank. This facility was designed to provide the Company with access to cash without the need to liquidate its US Treasury investments, as well as the short term capability to generate letters of credit which might become necessary in its normal conduct of business. In May 2007, the US Treasury investments owned by the Company were liquidated and the proceeds were used to pay off the balance on and close the Revolving Line of Credit.

11. Subsequent Events

In July of 2007, the Company issued additional 10% Notes in the aggregate principal amount of $300,000 to accredited investors for which the Company received aggregate cash proceeds of $300,000. As an additional consideration, the Company issued an aggregate of 144,000 shares of its common stock to such investors. These additional 10% Notes are secured by substantially all of the assets of the Company and its subsidiary, and have the same terms and are accounted for in the same manner as described in Note 6.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. To the extent that any statements made in this report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from historical results or those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, economic conditions affecting the semiconductor industry, general economic and business conditions, the impact of technological developments and competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, our dependence on certain customers, our ability to retain and attract customers, difficulties associated with integrating acquired businesses and customers into our operations, the adverse effect of legislation and other matters affecting the industry, government regulation, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified personnel, and other risks detailed from time to time in our filings with the SEC.

Information regarding market and industry statistics contained in this document is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. As a result, you should not place undue reliance on these forward-looking statements.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007.

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

Financing Concentration - We remain in the development (preoperational) stage and the majority of our debt and equity financing has come from a limited number of investors.

Supplier Concentration—We are heavily reliant on outsourcing firms to develop tooling and manufacturing processes to bring its products to market. We are attempting to develop additional alternate relationships to diversify its risk concentration.

Loss Per Common Share - We report basic and diluted loss per common share. Diluted loss per share excludes common shares potentially issuable as a result of possible exercise or conversion of promissory notes, warrants and stock options, since their impact would be anti-dilutive.

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

Significant Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results. As we are preoperational, our most significant estimates and assumptions involve the overall financial statement presentation which assumes we will continue as a going concern; the cost basis carrying value of June 30, 2007 inventory, which assumes that our carrying value will be fully realized upon its sale; the adequacy of the our warranty reserve; and certain subjective factors included in calculating the cost of stock- based compensation.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. In November 2006, we realized $220,939 of revenue from the sale of a pre-production tool.

Our June 30, 2007 inventory included two plating tools. Although early production models, we believe these tools are substantially representative of future production tools. In May 2007 we completed an Ascent 200 tool placement with a Taiwan based potential customer with the intention that this placement, once the tool meets all customer requirements, will be accepted by the customer and title to the equipment will transfer. At the present time, the tool is still in the testing and acceptance process. The cost of this equipment continues to be carried in the Company’s finished goods inventory. We anticipate placement of a second tool in the near future. However, the timing of revenue recognition cannot be predicted with certainty. Because the tools are new products, we anticipate customer acceptance of the tools and final sales to occur once such customers are satisfied with the tools’ performance. We believe customer satisfaction with these two initial placements is critical to the execution of our business plan and to our moving from development stage to operating stage.

Except for our final assembly, our ongoing manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures in the near-term and therefore do not anticipate the need for any significant additional funding for such purchases.

Total expenses for the quarter ended June 30, 2007, were $1,187,006 compared with $672,558 for the quarter ended June 30, 2006. This increase was primarily the result of increased staffing and related payroll costs and increasing consulting, legal and investor relations expenses. We anticipate that operating costs will continue to increase as we move toward revenue producing operations.

Total expenses for the six months ended June 30, 2007 were $2,243,412 compared with $1,346,751 for the six months ended June 30, 2006. This increase was primarily the result of increased staffing and related payroll costs, increasing consulting, legal and investor relations expenses.

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the six months ended June 30, 2007 used cash of $2.7 million, compared to $$1.4 million used in the comparable 2006 period. This increase in cash used by operating activities was primarily the result of increases in inventory, payroll and employee benefits and general and administrative expenditures. We anticipate that cash used for operating activities will continue to increase as we move toward revenue producing operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $64 thousand compared to net cash used of approximately $9 thousand for the comparable 2006 period. This increase in net cash used was attributable to increased asset purchases and patent filing costs incurred during 2007. Although we do not currently anticipate significant equipment expenditures during 2007, we intend to acquire necessary equipment through capital leasing arrangements whenever possible.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007 of $1.46 million resulted from primarily proceeds from a 150 day $1.5 million bridge loan from private investors. During the six months ended June 30, 2006, $ 2.08 million cash was provided by financing activities, primarily representing $1.99 million proceeds from the issuance of preferred stock and notes payable.

Income Tax Expense

At June 30, 2007, we had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $8.3 million, which will expire in years 2023-2025. The future utilization of net operating loss carryforwards may have been impaired by the Merger.

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

In September 2006, we completed a private placement offering to accredited investors of units, each unit consisting of 25,000 shares of common stock and a four-year warrant to purchase 12,500 shares of common stock at an exercise price of $2.00 per share, at a purchase price of $25,000 per unit (“Private Placement”). We raised $2.8 million in the Private Placement. Concurrently with the Private Placement, ITU Ventures converted an outstanding promissory note in the principal amount of $500,000, for 500,000 shares of common stock and warrants to purchase 250,000 shares of common stock at an exercised price of $2.00 per share to ITU Ventures. A registration statement for these shares was declared effective on May 14, 2007.

In April, 2007 we entered into an arrangement with City National Bank for a $500,000 revolving line of credit secured completely by collateral of $600,000 in US Treasury obligations held on our behalf by City National Bank. This facility was designed to provide us with access to cash without the need to liquidate our US Treasury investments, as well as the short term capability to generate letters of credit which might become necessary in our normal conduct of business. In May 2007, the US Treasury investments owned by us were liquidated and the proceeds were used to pay off the balance on and close the revolving line of credit.

On June 1, 2007, we issued 10% senior secured convertible promissory notes (“10% Notes”), to certain accredited investors in the aggregate principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000 in cash. As additional consideration, we issued the note holders an aggregate of 660,000 shares of our unregistered common stock. The closing price of our common stock was $.94 per share on June 1, 2007. The 10% Notes are collateralized by substantially all of our assets and the assets of our subsidiary.

The 10% Notes will mature on the earlier of (1) October 29, 2007, 150 days after the issuance of the notes, or (2) the consummation by the Company of a debt or equity financing (a “Financing”) in which the Company receives gross proceeds of at least $1,500,000. The 10% Notes may be converted into securities issued in a Financing at a conversion formula as provided in the 10% Notes and related security purchase agreement.

In the event that the Company defaults and does not cure the event of default as defined by the 10% Note within 30 days, the Company is required to pay an additional $200,000.

As of June 30, 2007, we had working capital of $316 thousand compared to $1.9 million at December 31, 2006. As of June 30, 2007, we had $676 thousand in cash and cash equivalents compared to $2 million in cash and cash equivalents at December 31, 2006.

Presently, management is exploring and considering alternative options for funding its ongoing liquidity needs and future growth requirements. As a result, we may determine it to be necessary to offer additional securities in the future to secure adequate capital in order to meet our cash needs. We cannot offer any assurance that any additional equity or debt financing will not be dilutive to holders of our common stock or that we will be successful at raising capital through additional financing, if required, or will be able to do so on favorable terms, if at all.

Item 3.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon our evaluation our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2	Surfect Holdings, Inc. 2006 Option Plan (incorporated herein by reference to Exhibit 10.2 to the October 3, 2006 8-K)
10.3	Surfect Holdings, Inc. Form of Option Agreement (incorporated herein by reference to Exhibit 10.3 to the October 3, 2006 8-K)
10.4	Consulting Agreement between Vision Advisors, Inc. and Surfect Technologies, Inc., dated August 1, 2006, (incorporated herein by reference to Exhibit 10.4 to the October 3, 2006 8-K)
10.5	Consulting Agreement, dated August 1, 2006, between The Smyth Consulting Group and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form SB-2)
10.6	Separation Agreement between Surfect Technologies and Thomas Griego (incorporated herein by reference to Exhibit 10.6 to the October 3, 2006 8-K)
10.7

Securities Purchase Agreement, dated June 1, 2007, between Surfect Holdings, Inc. and the investors signatories thereto (the “Initial Bridge Loan Investors”) (incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K, dated June 1, 2007 (“June 1, 2007 8-K”)

10.8	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Birchten Investments, Ltd. (“Birchten”) incorporated herein by reference to Exhibit 10.2 to the June 1, 2007, 8-K)

10.9	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Gemini Master Fund, Ltd. (“Gemini”) incorporated herein by reference to Exhibit 10.3 to the June 1, 2007, 8-K)
10.10	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to London Family Trust (“London Trust”) incorporated herein by reference to Exhibit 10.4 to the June 1, 2007, 8-K)
10.11	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Jacob Honig Irrevocable Trust (“Honig Trust”) incorporated herein by reference to Exhibit 10.5 to the June 1, 2007, 8-K)
10.12

Security Agreement, dated June 1, 2007, among Surfect Holdings, Inc., Surfect Technologies, Inc., Birchten, Gemini, London Trust and Honig Trust (incorporated herein by reference to Exhibit 10.6 to the June 1, 2007 8-K)

10.13

Joinder and First Amendment to the Securities Purchase Agreement, dated July 20, 2007, among Surfect Holdings, Inc., the Initial Bridge Loan Investors, and Liechtensteinische Landesbank AG (“Landesbank”), Peter Rettman (“Rettman”) and Westminster Securities Corporation (“Westminster”) (collectively, with the Initial Bridge Loan Investors, the “Bridge Loan Investors”) (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, dated July 20, 2007 (the “July 20, 2007 8-K”))

10.14	10% Senior Secured Convertible Promissory Note, dated July 20, 2007, issued to Landesbank (incorporated herein by reference to Exhibit 10.2 to the July 20, 2007 8-K)
10.15	10% Senior Secured Convertible Promissory Note, dated July 20, 2007, issued to Rettman (incorporated herein by reference to Exhibit 10.3 to the July 20, 2007 8-K)
10.16

First Amendment to Security Agreement, dated July 20, 2007, among Surfect Technologies, Inc., Surfect Holdings, Inc., Birchten, Gemini, London Trust, Honig Trust, Landesbank, Rettman and Westminster (incorporated herein by reference to Exhibit 10.4 to the July 20, 2007 8-K)

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

Surfect Holdings, Inc.

Date: August 14, 2007	By:	/s/ Steve Anderson
Steve Anderson, President, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Anthony M. Maffia, Jr.
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

10.2	Surfect Holdings, Inc. 2006 Option Plan (incorporated herein by reference to Exhibit 10.2 to the October 3, 2006 8-K)
10.3	Surfect Holdings, Inc. Form of Option Agreement (incorporated herein by reference to Exhibit 10.3 to the October 3, 2006 8-K)
10.4	Consulting Agreement between Vision Advisors, Inc. and Surfect Technologies, Inc., dated August 1, 2006, (incorporated herein by reference to Exhibit 10.4 to the October 3, 2006 8-K)
10.5	Consulting Agreement, dated August 1, 2006, between The Smyth Consulting Group and Surfect Technologies, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form SB-2)
10.6	Separation Agreement between Surfect Technologies and Thomas Griego (incorporated herein by reference to Exhibit 10.6 to the October 3, 2006 8-K)
10.7

Securities Purchase Agreement, dated June 1, 2007, between Surfect Holdings, Inc. and the investors signatories thereto (the “Initial Bridge Loan Investors”) (incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K, dated June 1, 2007 (“June 1, 2007 8-K”)

10.8	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Birchten Investments, Ltd. (“Birchten”) incorporated herein by reference to Exhibit 10.2 to the June 1, 2007, 8-K)

10.9	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Gemini Master Fund, Ltd. (“Gemini”) incorporated herein by reference to Exhibit 10.3 to the June 1, 2007, 8-K)
10.10	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to London Family Trust (“London Trust”) incorporated herein by reference to Exhibit 10.4 to the June 1, 2007, 8-K)
10.11	10% Senior Secured Convertible Promissory Note, dated June 1, 2007, issued to Jacob Honig Irrevocable Trust (“Honig Trust”) incorporated herein by reference to Exhibit 10.5 to the June 1, 2007, 8-K)
10.12

Security Agreement, dated June 1, 2007, among Surfect Holdings, Inc., Surfect Technologies, Inc., Birchten, Gemini, London Trust and Honig Trust (incorporated herein by reference to Exhibit 10.6 to the June 1, 2007 8-K)

10.13

Joinder and First Amendment to the Securities Purchase Agreement, dated July 20, 2007, among Surfect Holdings, Inc., the Initial Bridge Loan Investors, and Liechtensteinische Landesbank AG (“Landesbank”), Peter Rettman (“Rettman”) and Westminster Securities Corporation (“Westminster”) (collectively, with the Initial Bridge Loan Investors, the “Bridge Loan Investors”) (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, dated July 20, 2007 (the “July 20, 2007 8-K”))

10.14	10% Senior Secured Convertible Promissory Note, dated July 20, 2007, issued to Landesbank (incorporated herein by reference to Exhibit 10.2 to the July 20, 2007 8-K)
10.15	10% Senior Secured Convertible Promissory Note, dated July 20, 2007, issued to Rettman (incorporated herein by reference to Exhibit 10.3 to the July 20, 2007 8-K)
10.16

First Amendment to Security Agreement, dated July 20, 2007, among Surfect Technologies, Inc., Surfect Holdings, Inc., Birchten, Gemini, London Trust, Honig Trust, Landesbank, Rettman and Westminster (incorporated herein by reference to Exhibit 10.4 to the July 20, 2007 8-K)

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*filed herewith