Form 10QSB
period 2007-09-30
Surfect Holdings, Inc
filed 2007-11-16
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 333-132597

SURFECT HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	88-0513176
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1800 W Broadway Road
Tempe, Arizona 85282

(Address of principal executive offices)

(480)968-2897

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

As of November 16, 2007, there were 15,167,667 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Format (check one) Yes ☐ No ☒

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and for the period from December 26, 2000 (inception) to September 30, 2007	3

	Condensed Consolidated Statement of Stockholders’ Equity for the period from December 26, 2000 (inception) to September 30, 2007	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from December 26, 2000 (inception) to September 30, 2007	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18

Item 3.	Controls and Procedures	24

Part II	OTHER INFORMATION

Item 6.	Exhibits	25

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	Sept 30,	Dec 31,
	2007	2006
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$76,948	$1,983,325
Inventory	665,655	359,984
Prepaid expenses and other current assets	101,134	130,296
Total current assets	843,737	2,473,605

Fixed assets
Furniture and machinery	497,809	256,479
Office and computer equipment	130,933	111,829
Leasehold improvements	112,275	69,339
	741,017	437,647
Less accumulated depreciation and amortization	(281,111)	(216,230)
Total fixed assets	459,906	221,417

Patents
Pending patents	124,736	107,721
Issued patents, net of accumulated amortization of $5,509 and $3,223 as of September 30, 2007 and December 31, 2006,respectively	40,305	42,590
Total patents	165,041	150,311

Total assets	$1,468,684	$2,845,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	Sept 30,	Dec 31,
	2007	2006
	(unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$91,319	$305,725
Notes payable	1,766,045	45,868
Current portion of capital lease	2,125	2,125
Warranty reserve	44,189	44,189
Other accrued liabilities	283,651	189,299
Total current liabilities	2,187,329	587,206

Long-term liabilities, less current portion
Capital lease	4,144	5,095
Total liabilities	2,191,473	592,301

Stockholders' equity
Common stock	1,516	1,420
Additional paid-in capital	10,780,626	9,921,019
Deficit accumulated during development stage	(11,504,931)	(7,669,407)
Total stockholders' equity	(722,789)	2,253,032
Total liabilities and stockholders' equity	$1,468,684	$2,845,333

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

					For the
					Period from
					Dec 26, 2000
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		Sept 30,
	2007	2006	2007	2006	2007

Sales revenue	$-	$-	$-	$-	$220,939

Cost of sales	-	-	-	-	110,734

Gross Profit	-	-	-	-	110,205

Expenses
Payroll and employee benefits	467,108	378,136	1,362,703	905,557	4,616,640
Research and development	86,964	161,929	282,352	539,758	2,043,776
General and administrative	481,184	289,833	1,328,776	601,744	3,484,374
Sales and marketing	56,086	41,906	175,977	123,384	511,767
Depreciation and amortization	25,062	16,060	67,167	51,564	311,502
Interest and debt discount amortization	507,330	7,208	650,171	8,977	804,537
Total expenses	1,623,734	895,072	3,867,146	2,230,984	11,772,596

Other income (expense)	4,671	1,799	31,622	(2,205)	157,460

Net loss	$1,619,063	$893,273	$3,835,524	$2,233,189	$11,504,931

Net loss per share attributable to common stockholders, basic and diluted	$0.11	$0.06	$0.26	$0.16	$1.79

Shares used in computing basic and diluted net loss per share attributable to common stockholders	15,074,942	14,201,667	14,592,358	14,201,667	6,431,552

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
For the Period From December 26, 2000 (Inception) to September 30, 2007

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
For the Period From December 26, 2000 (Inception) to September 30, 2007 (continued)

						Deficit
						Accumulated
					Additional	During the	Total
	Common Stock		Preferred Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-
Conversion of Windy Creek Developments Common stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of Common stock for net proceeds of $2,950,630, cash and conversion of $500,000 demand note payable to a principal shareholder*	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006 (following period is unaudited)	14,201,667	1,420	-	-	9,921,019	(7,669,407)	2,253,032
Share-based compensation - employee	-	-	-	-	46,640	-	46,640
Share-based compensation - non-employee	-	-	-	-	14,232	-	14,232
Net loss for the Quarter ended March 31, 2007	-	-	-	-	-	(1,033,362)	(1,033,362)
Balance at March 31, 2007	14,201,667	1,420	-	-	9,981,891	(8,702,769)	1,280,542
Penalty shares issued due to delayed registration	112,000	11	-	-	(11)	-	-
Issuance of Common Stock to originate $1,500,000 convertible promissory notes payable	660,000	66	-	-	620,334	-	620,400
Share-based compensation - employee	-	-	-	-	(25,204)	-	(25,204)
Share-based compensation - non-employee	-	-	-	-	12,275	-	12,275
Net loss for the Quarter ended June 30, 2007	-	-	-	-	-	(1,183,099)	(1,183,099)
Balance at June 30, 2007 (unaudited)	14,973,667	$1,497	-	$-	$10,589,285	$(9,885,868)	$704,914
Issuance of Common Stock to originate $300,000 convertible promissory notes payable	144,000	$14	-	$-	$136,786	$-	$136,800
Share-based compensation - employee	-	$-	-	$-	$2,823	$-	$2,823
Share-based compensation - non-employee	-	$-	-	$-	$21,737	$-	$21,737
Issuance of Common Stock as portion of severance to employee	50,000	$5	-	$-	$29,995	$-	$30,000
Net loss for the Quarter ended September 30, 2007	-	$-	-	$-	$-	$(1,619,063)	$(1,619,063)
Balance at September 30, 2007 (unaudited)	15,167,667	$1,516	-	$-	$10,780,626	$(11,504,931)	$(722,789)

* includes 400,000 shares to Investor Relations consultants.

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

			For the
			Period from
			December 26,
			2000
	Nine Months Ended		(Inception) to
	September 30,		Sept 30,
	2007	2006	2007
Operating activities
Net loss	$(3,835,524)	$(2,233,189)	$(11,504,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,167	51,564	311,502
Amortization of debt discount	587,520	-	587,520
Loss on disposal of assets	-	8,010	26,873
Stock based compensation	102,503	197,785	359,115
Interest accrued converted to preferred stock	-	-	120,426
Expenses payable converted to preferred stock	-	-	45,168
Changes in operating assets and liabilities:
Inventory	(545,693)	-	(905,677)
Prepaid expenses and other current assets	29,162	(103,977)	(101,134)
Accounts payable	(214,406)	(94,978)	91,319
Deposits payable	-	(85,000)	-
Accrued liabilities	94,352	(7,403)	327,840
Net cash (used in) provided by operating activities	(3,714,919)	(2,267,188)	(10,641,979)

Investing activities
Patent investment	(17,016)	(36,259)	(170,550)
Investment in fixed assets	(63,545)	(13,350)	(495,095)
Net cash used in investing activities	(80,561)	(49,609)	(665,645)

Financing activities
Bank overdraft	-	(114,136)	-
Proceeds from notes payable	1,935,656	640,172	4,370,994
Repayments on notes payable	(45,602)	(350,915)	(435,072)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	-	2,559,251	2,551,948
Proceeds from issuance of preferred stock	-	2,500,000	4,948,285
Net payments against capital lease	(951)	(1,344)	(5,422)
Repayments on leasehold improvement notes	-	-	(46,161)
Net cash provided by (used in) financing activities	1,889,103	5,233,028	11,384,572

Net increase (decrease) in cash and cash equivalents	(1,906,377)	2,916,231	76,948
Cash and cash equivalents at beginning of period	1,983,325	150	-
Cash and cash equivalents at end of period	$76,948	$2,916,381	$76,948

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to Sept 30,
	2007	2006	2007

Interest paid	$6,643	$8,977	$36,960

Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	$-	$-	$46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable.	$-	$-	$1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest.	$-	$500,000	$500,000
Conversion of $500,000 9% demand note	$-	$-	$500,000
Issuance of 400,000 shares of Common Stock to IR Consultants as part of merger and recapitalization.	$-	$400,000	$400,000
Debt discount of $620,400 in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	$620,400	$-	$620,400
Debt discount of $136,800 in connection with issuance of 144,000 shares of common stock and bridge loan addition of $300,000	$136,800	$-	$136,800
Transfer of inventory to fixed assets	$240,025	$-	$240,025

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

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

The unaudited condensed consolidated financial statements as of September 30, 2007 for the three and nine month periods then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The unaudited condensed financial statements for the three and nine month periods ended September 30, 2006 include only the operations of Surfect Technologies, Inc.

The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through September 30, 2007 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop its products. The Company remains in the development stage, and its ability to continue as a going concern is dependent on its ability to raise additional capital to commercialize its products and, subsequently, on sufficient inflow of operating revenue derived from the sale of its products at sufficient profit margin to cover operating expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2007 and December 31, 2006 the Company’s consolidated cash and cash equivalents were $76,948 and $1,983,325, respectively. To fund its continuing operations, the Company received the proceeds from an issuance of Series A-1 preferred shares in January 2006 and May 2006 and private placements of equity securities in the aggregate amount of $3.3 million in September 2006. In June 2007 the Company received $1,475,000 net proceeds from a 150-day $1,500,000 Bridge Loan extended by private investors. In addition, in July 2007 the Company received supplemental funding of $300,000 from additional Bridge Loan investors with similar terms as the original note. The Company is presently pursuing additional funding which, management believes, if successful, will be sufficient to enable the Company to meet its financial obligations in the near term and continue to function as a going concern. However, management can provide no assurance that it will be successful in acquiring this additional funding. The Company believes that it is appropriate for the condensed consolidated financial statements to be prepared on a going concern basis. The condensed consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary, Surfect Technologies, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
As of September 30, 2007

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

Other Comprehensive Income
From inception through December 31, 2006 and September 30, 2007, the Company had no changes in equity which constitute components of other comprehensive income.

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
As of September 30, 2007

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

2.	Recapitalization and Issuance of New Securities (continued)

The table below shows the effect on equity of the recapitalization transaction:

		Common shares		Preferred shares		Additional Paid-In
Recapitalization	Date	Shares	$	Shares	$	Capital

Equity balances of Surfect Technologies, Inc. immediately prior to recapitalization	09/01/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion preferred shares to common	09/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-

Cancellation of STI common stock	09/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

Conversion of Windy Creek Development common stock upon merger with Windy Creek-DE	09/27/2006	2,500,001	250	-	-	41,750

Purchase and cancellation of STI non-qualified investor common shares	09/27/2006	(322,679)	(13,875)	-	-	-

Issuance of SHI common shares to STI stockholders	09/27/2006	8,001,666	800	-	-	-

Issuance of 3,700,000 shares common stock for net proceeds of $2,950,630 cash, conversion of $500,000 demand note payable	09/27/2006	3,700,000	370	-	-	2,950,260

		14,201,667	$1,420	-	$-	$9,921,019

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

2.	Recapitalization and Issuance of New Securities (continued)

An aggregate of 400,000 shares of common stock were issued under non-refundable agreements with certain consultants for investor relations services provided in connection with the recapitalization and private placement offering by the Company. These agreements provide that each of two consulting firms would receive 200,000 post recapitalization shares as a “Commencement Bonus”,the ‘Commencement Bonus’, being defined as a nonrefundable, non-apportionable, and non-ratable retainer and not a prepayment for future services. Such ‘Commencement Bonus’ is considered a specific incremental cost directly attributable to and within 90 days of the September private placement in accordance with SAB Topic 5A. The value of the shares issued was determined to be $1.00 per share to be consistent with the amount being paid for units in the offering (no value was associated with the warrants (see warrant discussion below). The resulting financial transaction is recorded as $400,000 of additional proceeds offset by an equal $400,000 associated cost of closing.

The agreements further provided for cash compensation for ongoing consulting services at an aggregate rate of $8,000 to $12,000 per month, subject to termination at any time without refund or further financial obligation. As of September 30, 2007, both agreement termination dates have been reached, but are in the evaluation stage for six month renewals. The continuing consulting service is recorded as period expenses as incurred.

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

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished good inventory, as well some work in process sub-assemblies obtained from vendors in advance of final assembly. At September 30, 2007, the Company’s inventory consisted of two finished tools ready for customer sales and delivery and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be marketable to end customers in their present form. During the quarter ended September 30, 2007, the Company transferred its oldest production tool to its Tempe, Arizona sales and customer service facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue. As a result, the value of this tool, $240,025, was reclassified as a Fixed Asset, and is being depreciated over its useful life.

4.	Patents

Patents at September 30, 2007 and December 31, 2006, include capitalized costs of $40,305 and $42,590, respectively, net of amortization of $5,509 and $3,223, respectively, as related to acquiring U.S. and international patents. Costs incurred to acquire pending patents with related costs of $124,736 and $107,721, respectively, have not commenced amortization pending receipt of the related patents. None of these costs are considered impaired at any balance sheet date reported herein.

5.	Warranty Reserve

The Company's warranty reserve of $44,189 was established prior to December 31, 2006 for operational support and replacement of components which may fail for a period of up to one year from the date of the acceptance of the tool by its initial customer. During the period ending September 30, 2007, there were no events requiring changes to this reserve.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

6.	Notes Payable

	Sept 30, 2007	Dec 31, 2006

Senior secured convertible promissory notes, 10% per annum, interest accrued monthly, principal	$1,800,000	$-
Unamortized discount	(169,680)	-
Net convertible notes payable	1,630,320	-
Deferred legal fees payable	42,959	-
Deferred IR fundraising fees payable	92,500
Notes to insurance carrier	266	45,868
Total notes payable as of June 30	$1,766,045	$45,868

On June 1, 2007, the Company issued 10% senior secured convertible promissory notes, (“10% Notes”) to certain accredited private investors in the aggregate principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000 in cash. As additional consideration, the Company issued the note holders an aggregate of 660,000 shares of its unregistered common stock. The closing price of the common stock was $0.94 per share on June 1, 2007. The 10% Notes are collateralized by substantially all of assets of the Company and its subsidiary.

In addition, on July 20, 2007, the Company issued additional 10% Notes to accredited private investors in the aggregate principal amount of $300,000, for which the Company received net proceeds of $300,000. These additional 10% Notes are secured by substantially all of the assets of the Company and its subsidiary, and have the same terms and are accounted for in the same manner as the original 10% Notes, described above. As additional consideration, the Company issued these new note holders an aggregate of 144,000 shares of its unregistered common stock. The closing price of the common stock was $0.95 per share on July 20, 2007.

All of the 10% Notes matured on October 29, 2007, 150 days after the issuance of the original 10% Notes. The 10% Notes may be converted, at the note holders’ option, into securities issued in a debt or equity financing in which the Company receives gross proceeds of at least $1,500,000 (“Financing”) at a conversion formula as provided in the 10% Notes. As of October 30, 2007, the Company was in default of its payment obligation under the 10% Notes. If the Company does not cure this default by November 28, 2007, the Company will be required to pay an aggregate of $200,000 to the note holders.

The Company has accounted for the market value of the common shares issued to the note holders ($620,400 + $136,800) as a discount on the 10% Notes. This discount is being amortized as non-cash interest expense straight-line over the 150 day maximum term of the 10% Notes (100 days for the $300,000 loan addition in July 2007). For the three month period from July 1, 2007 to September 30 2007, $587,520 was amortized.

7.	Income Taxes

The Company had no taxable income and no income tax liability during the periods reported.

Through September 30, 2004, the Company was an S corporation, and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company itself became responsible for paying its income tax liabilities. As of September 30, 2007, the Company had cumulative tax net operating loss carry forwards approximating $9.9 million, which are available to offset future taxable income through 2025, subject to ownership change limitations.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

8.	Stock Options

On September 30, 2007, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $72,504 for the nine months ended September 30, 2007, $57,363 for the fiscal year ended December 31, 2006 and $148,867 for the period since inception (December 26, 2000).

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1 to 3 year period of continuous service and have a 10 year term. As of September 30, 2007, no shares of Common Stock had been issued under the Plan, options to purchase 1,393,452 shares of Common Stock were outstanding and 106,548 shares of Common Stock remain available for issuance under the Plan.

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of the Company’s Common Stock in accordance with their terms in connection with the recapitalization. These options have terms consistent with the 2006 Stock Plan discussed above but are accounted for separately from the 2006 Stock Plan as a reserve against authorized but un-issued Common Stock.

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the nine months ended September 30, 2007 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance December 31, 2006	2,660,064	$0.43
Granted	1,282,136	1.02
Exercised	-	-
Forfeited	(1,368,440)	0.70
Balance September 30, 2007	2,573,760	$0.58

A summary of the Company’s stock options outstanding and exercisable at September 30, 2007 is presented in the table below:

	Option exercise price						Total	Intrinsic Value

	$0.14	$0.30	$1.58	$2.27	1.13	0.90	0.58
Outstanding	348,452	1,180,308	25,000	25,000	395,000	600,000	2,573,760	$-

Weighted average remaining contractual life of options outstanding (in years)	7.66	8.63	9.06	9.17	9.51	9.78	9.01
Exercisable	255,338	424,950	-	-	-	-	680,288	$-

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

8.	Stock Options (continued)

The Company has determined that shares of Common Stock for future exercise shall be from authorized but un-issued shares of stock.

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

As a result of adopting SFAS 123(R), share-based employee compensation expense of $2,823 was recorded during the quarter ended September 30, 2007. At September 30, 2007, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $282,616, and will continue to be amortized quarterly over a period of less than three years.

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

For the quarter ended September 30, 2007, stock based compensation expense of $21,737 was recorded for non-employees related to the grant of non-transferable stock options to purchase 413,392 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2006 and 2007. At September 30, 2007, the unamortized amount of non-employee share-based expense was $220,070 which will continue to be amortized quarterly over a period of less than three years.

9.	Equity Shares

In connection with the 10% Notes described in Note 6, the Company issued to the note holders an aggregate of 804,000 shares of common stock.

At the option of the holders of the 10% Notes, upon closing of a Financing as described in Note 6, the outstanding balance of the 10% Notes may be converted into the number of shares of the class of equity security or other securities issued in the Financing based on a formula set forth in the 10% Notes. Holders of these securities have all the rights and benefits including, but not limited to, the benefits of any representations and warranties, preemptive rights, rights of first offer, co-sale rights, and piggyback and demand registration rights accorded to the purchasers of such securities.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2007

10.	Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona. Monthly lease expense is $5,250. In addition, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605.

On September 26, 2007, the Company entered into a severance agreement with an ex-employee which included the issuance of 50,000 shares of its restricted common stock. These shares are reflected in the Statement of Stockholders Equity at their value on the award date, $0.60 per share. In addition, $53 thousand was recorded as an accrued payable to cover severance payments during the term of the agreement.

11.	Subsequent Events

On August 10, 2007, the Board of Directors appointed Patrick Tang as the Company’s Vice-President/ General Manager of Asia Pacific. Mr. Tang was also elected on such date as the Vice-President/ General Manager of Asia Pacific of the Company’s wholly-owned subsidiary, Surfect Technologies, Inc.

In an effort to reduce operating costs, on September 30, 2007, the Company vacated its 12000-G Candelaria NE, Albuquerque NM facility. The Company will continue to operate from its Tempe, Arizona site in the short term. It is the Company’s intention to reopen an Albuquerque-based corporate headquarters site in the near future.

As of October 30, 2007 the Company is in default on the payment obligation it has under the $1,800,000 10% Notes. At the present time, the Company is in discussions with various investors and note holders regarding future financing and/or an extension of the maturity date of the 10% Notes.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007.

Our History

We were originally incorporated on November 8, 2001 as a Nevada corporation under the name Windy Creek Developments, Inc. (“Windy Creek”), and subsequently reincorporated in Delaware on September 14, 2006. Surfect Technologies, Inc. (“Surfect Technologies”) was incorporated on December 26, 2000, as a New Mexico corporation, and subsequently reincorporated in Delaware on April 4, 2006. On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary, resulting in Surfect Technologies being 100% owned by us (the “Merger”) and our changing our name to Surfect Holdings, Inc. and succeeding to Surfect Technologies, line of business as our sole line of business. We did not have any operations prior to the Merger.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

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

Supplier Concentration—We are heavily reliant on outsourcing firms to develop tooling and manufacturing processes to bring our products to market. We are attempting to develop additional alternate relationships to diversify our risk concentration.

Loss Per Common Share - We report basic and diluted loss per common share. Diluted loss per share excludes common shares potentially issuable as a result of possible exercise or conversion of promissory notes, warrants and stock options, since their impact would be anti-dilutive.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

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

Significant Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results. As we are preoperational, our most significant estimates and assumptions involve the overall financial statement presentation which assumes we will continue as a going concern; the cost basis carrying value of September 30, 2007 inventory, which assumes that our carrying value will be fully realized upon its sale; the adequacy of the our warranty reserve; and certain subjective factors included in calculating the cost of stock- based compensation.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. In November 2006, we realized $220,939 of revenue from the sale of a pre-production tool.

Our September 30, 2007 ending inventory included two plating tools. Although early production models, we believe these tools are substantially representative of future production tools. In May 2007 we completed an Ascent 200 tool placement with a Taiwan based potential customer with the intention that this placement, once the tool meets all customer requirements, will be accepted by the customer and title to the equipment will transfer. At the present time, the tool is still in the testing and acceptance process. The cost of this equipment continues to be carried in the Company’s finished goods inventory. We anticipate placement of a second tool in the near future. However, the timing of revenue recognition cannot be predicted with certainty. Because the tools are new products, we anticipate customer acceptance of the tools and final sales to occur once such customers are satisfied with the tools’ performance. We believe customer satisfaction with these two initial placements is critical to the execution of our business plan and to our moving from development stage to operating stage.

Except for our final assembly, our ongoing manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures in the near-term and therefore do not anticipate the need for any significant additional funding for such purchases. During the period, the Company transferred its oldest production tool to its Tempe, Arizona sales and customer service facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue. The value of this tool has been reclassified as a Fixed Asset and will be depreciated accordingly.

Total expenses for the quarter ended September 30, 2007, were $1,619,063 compared with $893,273 for the quarter ended September 30, 2006. R&D costs were down, while payroll related costs, general and administrative expenses, sales and marketing, interest and debt discount amortization increased. We anticipate that operating costs will continue to increase as we move toward revenue producing operations.

Total expenses for the nine months ended September 30, 2007 were $3,835,524 compared with $2,233,189 for the nine months ended September 30, 2006. This increase was primarily the result of increased staffing and related payroll costs, increasing consulting, legal and investor relations expenses over the first nine months of 2007, as well as increases in interest and debt amortization.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the nine months ended September 30, 2007 used cash of $3.7 million, compared to $2.3 million used in the comparable 2006 period. This increase in cash used by operating activities was primarily the result of increases in inventory, payroll and employee benefits and general and administrative expenditures. We anticipate that cash used for operating activities will continue to increase as we move toward revenue producing operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $80 thousand compared to net cash used of approximately $50 thousand for the comparable 2006 period. This increase in net cash used was attributable to increases in Fixed Assets. We do not currently anticipate significant equipment expenditures during the remainder of 2007. However, when necessary, we intend to utilize capital leasing arrangements whenever possible.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2007 of $1.9 million resulted from primarily proceeds from a 150 day $1.8 million bridge loan from private investors. During the nine months ended September 30, 2006, $ 5.2 million cash was provided by financing activities.

Income Tax Expense

At September 30, 2007, we had outstanding net operating loss carry forwards (NOLs) for federal and state domestic tax purposes of approximately $9.9 million, which will expire in years 2023-2025. The future utilization of net operating loss carryforwards may have been impaired by the Merger.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

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

On June 1, 2007, we issued 10% senior secured convertible promissory notes (“10% Notes”), to certain accredited investors in the aggregate principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000 in cash. As additional consideration, we issued the note holders an aggregate of 660,000 shares of our unregistered common stock. The closing price of our common stock was $0.94 per share on June 1, 2007. The 10% Notes are collateralized by substantially all of our assets and the assets of our subsidiary, and mature on the earlier of (1) October 29, 2007, 150 days after the issuance of the notes, or (2) the consummation by the Company of a Financing in which the Company receives gross proceeds of at least $1,500,000. The 10% Notes may be converted, at the note holders option, into securities issued in a Financing at a conversion formula as provided in the 10% Notes.

In addition, on July 20, 2007, we issued additional 10% Notes to accredited private investors in the aggregate principal amount of $300,000, all of which we received as net proceeds. These additional 10% Notes are secured by substantially all of the assets of the Company and its subsidiary, and have the same terms and are accounted for in the same manner as the original 10% Notes, described above. As additional consideration, we issued these new note holders an aggregate of 144,000 shares of unregistered common stock. The closing price of the common stock was $.95 per share on July 20, 2007.

All of the 10% Notes matured on October 29, 2007. As of October 30, 2007, we were in default on our payment obligation under the 10% Notes which, if not cured by November 28, 2007, will require us to pay an additional $200,000.

As of September 30, 2007, we had a working capital deficit of $1.3 million compared to positive working capital of $1.9 million at December 31, 2006. As of September 30, 2007, we had $77 thousand in cash and cash equivalents compared to $2 million in cash and cash equivalents at December 31, 2006.

At September 30, 2007, we had $76,948 cash and equivalents remaining for use in our day to day operations, including payroll, vendor payments, lease payments and rentals. As a result we executed cost curtailment exercises to minimize cash outflow, such as temporarily closing our Albuquerque corporate headquarters, short term lay-offs of non-critical personnel, and extension of payables until additional funding sources can be obtained. Presently, management is actively pursuing options for funding its ongoing liquidity needs and future growth requirements. As a result, we may determine it to be necessary to offer additional securities for sale to secure adequate capital in order to meet our ongoing cash needs. We cannot offer any assurance that any additional equity or debt financing will not be dilutive to holders of our common stock or that we will be successful at raising capital through additional financing, if required, or will be able to do so on favorable terms, if at all.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of September 30, 2007

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon our evaluation our officers concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
______________
*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surfect Holdings, Inc.

Date: November 16, 2007	By:	/s/ Steve Anderson
Steve Anderson
President, Chief Executive Officer and
Secretary (Principal Executive Officer)

Date: November 16, 2007	By:	/s/ Anthony M. Maffia, Jr.
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
____________
*filed herewith