Form 10KSB
period 2007-12-31
Surfect Holdings, Inc
filed 2008-03-31
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-KSB
———————

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

SURFECT HOLDINGS, INC.
(Name of small business issuer in its charter)

———————

Delaware	333-132597	88-0513176
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1800 W. Broadway Road, Tempe, Arizona 85282
(Address of Principal Executive Office) (Zip Code)

(480) 968-2897
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
———————
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State issuer’s revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2008 (based upon the last sales price as reported on the OTC Bulletin Board) was $6,958,507.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 26, 2008, 121,545,809 shares of common stock of the registrant were outstanding.

ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.	☐	Yes	☒	No

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):	☐	Yes	☒	No

i

PART I

Item 1.	Description of Business.

We are an early stage developer of automated electroplating tools for the semiconductor assembly and solar industries. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Our business is conducted through our wholly-owned subsidiary, Surfect Technologies, Inc., which was formed in December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply proprietary combinatorial deposits on wafers through a unique process.

We believe our automated electroplating process is also suitable for the deposition of metal interconnect for silicon and wafer based solar cells. We announced development of Solargy, our solar tool, in July 2007 and currently intend to target the growing equipment market for metallization of solar cell wafers with this tool in 2008. Utilizing similar process and tool technology developed for semiconductor wafer deposition, we plan to develop high speed and low cost processes enabling cost effective and automated solar cell manufacturing. We performed initial customer testing and evaluations during 2007 which we plan to expand during 2008, as part of our solar initiative.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the semiconductor industry) onto a substrate lacking that property.

Wire bonding is the most common way to make the electrical interconnections between a microchip and the component it serves. Its operation resembles that of a sewing machine combined with a soldering iron. A capillary (“needle”) feeds a wire which is melted at the tip. When the metal solidifies it forms a ball at the end of the needle. The needle attaches this ball to the microchip. A length of wire is fed through the needle to create a connection (an “interconnect”) between the microchip and the location it needs to be wired to the substrate. A second ball is then created which holds the wire in place on the substrate. This process repeats several times per second. Wire bonding, although cost effective, is limited due to the bond having to occur along the edge of the microchip to avoid wire overlap and potential electrical shorting.

Electroplating technology is one of the primary methods used to apply solder “bumps” to semiconductor wafers which are designed to extend interconnection capabilities beyond existing wire-bonding technology. In addition to electroplating and wire bonding, solder bumps may be formed or placed on wafers through evaporation, printing, and pre-formed solder sphere placement. In the electroplating process, a layer of photoresist, a chemical that hardens when exposed to light (generally ultraviolet) is applied to the wafer. A photomask is then applied to selectively choose which part of the wafer is exposed to the light. Once “exposed,” the unhardened photoresist can be removed from the surface of the wafer using chemicals. The hardened photoresist leaves patterns (trenches or dips) that can then be filled with conductive metals. Once the electroplating process is complete, the remaining photoresist is chemically stripped so that only the metal deposition, or “bumps”, remains.

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

Electroplating technology is also used to pattern interconnect lines on solar cells creating frontside or backside rows of metal interconnect which connect the various solar cell elements and enable interconnection to the solar module itself. Our solar cell tool development leverages the same team and outsourcing partners used for the semiconductor wafer bumping and metallization.

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

Our History

We were originally incorporated on November 8, 2001 as a Nevada corporation under the name Windy Creek Developments, Inc., and subsequently reincorporated in Delaware on September 14, 2006. Surfect Technologies was incorporated on December 26, 2000, as a New Mexico corporation, and subsequently reincorporated in Delaware on April 4, 2006. On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary, resulting in Surfect Technologies being 100% owned by us (the “Merger”). We did not have any operations before September 27, 2006.

Industry Overview and Background

We believe that current demands in the electronics component fabrication and semiconductor assembly and solar industries for alternative materials and application processes are driven by major initiatives, including:

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

•
Transition to copper based metallization on solar cells to replace or supplement traditional silver paste metallization providing higher power capability as well as more cost effective metallization. Solar cell manufacturers transitioning from metal lines and contacts on the front of the solar cell to placement of these interconnects on the backside of the wafer enabling more sunlight to interact with the cell and increase the power capability.

We believe that the adoption of electroplating for placing bumps on wafers and wafer level CSP packaging will increase significantly over the next five to ten years as a result of semiconductor companies facing increasing demands for miniaturization and improved thermal and electrical performance in semiconductor devices and solar cell companies facing increasing cost pressures and demand for increased efficiency in their solar cells and module devices.

Growth Strategy

We have certain working relationships. We have certain working relationships with national research laboratories as well as universities under contracted service arrangements. We are working to include novel high conductivity nano-particles in our proprietary materials product line and are exploring possible licensing arrangements with leading research laboratories in this area. To date, no formal licensing agreements have been consummated, however, Louisiana Tech is conducting testing for us on a time and materials basis, and Sandia National Laboratory has provided us limited characterization and optical testing services in exchange for plating services. Income received by us for such plating services and payments made to such institutions for testing services have been minimal. There can be no assurance that any of our working relationships will ever develop into formal licensing, development or other agreements.

Volume-based, outsourced manufacturing and scalable business model. Because our technology is developed around two key hardware platforms that are highly scalable and built using large volume industry outsourcing partners, we believe that we can accommodate large-scale volume ramp ups with only modest additional capital expenditures and marketing costs. We currently have two hardware platforms which will serve three market segments - IC wafer bumping, flip chip substrate manufacturing, and solar cell plating.

Sales and Marketing

Our target markets are international and domestic semiconductor manufacturers, product development groups, fabless companies, and merchant interconnect and packaging suppliers. We intend to use domestic and international-based trade groups such as Semi, SEIA, industry trade publications (semiconductor, equipment, packaging), select technology publications, international semiconductor (ECS, IEEE, IMAPS, ASME, Meptec) and solar energy associations and local trade shows to target these markets.

We believe that top-tier producers and manufacturers of electronics and communications devices will be the first to adopt next generation wafer-scale packaging and assembly processes, and will ultimately set the standards for such processes. Our targeted strategy may include:

•	Attracting top-tier producers and manufacturers as initial joint development and Beta tool partners as first adopters of our technology suite;

•	Partnering with well established, multi-national chemical manufacturers and suppliers to provide primary distribution and immediate market presence and global-service credibility;

•	Partnering with a well-established Asian sales representative with high level management contacts and reputation for strong support and compatible supporting technology;

•	Partnering with national laboratories and universities to tap emerging technology and expert process evaluation assistance; and

•	Partnering with well-established, multi-national photo-resist suppliers to jointly test industry leading flip chip material capability in our tools.

Our target market for electrodeposition tools and materials is made up of the following four segments:

•	Flip Chip wafer bumping

•	Wafer Scale CSP Packaging

•	High Density Laminate Flip Chip Substrates

•	Solar Cell plating and thru-wafer via interconnections

In November 2006, we concluded our first sale of an electroless “Rio” tool to C. Uyemura & Co., Ltd. in Japan at a price of $220,000 pursuant to a purchase order. In connection with the sale, we provided a warranty for parts and labor and telephone support for one year.

In November 2007, we received conditional purchase orders for two tools for placement with US-based customers. The first tool shipped during first quarter 2008; the second is scheduled to ship within the next two months. Such sales are subject to such customers’ testing and acceptance of the tools. In November 2007, we entered into a letter of intent with a US-based solar company for up to 10 Solargy tools, subject to such customer obtaining funding to purchase the tools, terms of a definitive purchase order, and testing and acceptance by such customer. There can be no assurances that such placements or letter of intent will result in sales of our tools.

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

Our electrolytic plating tools utilize our proprietary WaveCell technology as discussed below:

Name	Description	Notes
Ascent	Independent Device Manufacturers (IDM) Bump Engine for focused applications and R&D tool that allows IDMs to test new chemistries.	Prospects have called the tool the “Desktop Plater”
Leapfrog	300/200mm fully automated production tool	Comparable in functionality to traditional 6 cell dipping tools while eliminating robotics and aimed at decreasing likelihood of contamination
Solargy	300/200/150/100mm Bump Engine tailored to produce a cost effective solar cell interconnect on backside	New product development aimed at rapidly growing solar concentrators and wafers for alternative power industry
Future Products
Promise	300/200/150mm Bump Engine for silicon fuel cell applications	New product development for silicon fuel cell plating and interconnect targeted at Toshiba/others

The WAVeCELL Technology is a patented wafer-level plating technology with a number of unique technical features fundamentally distinguishing it from traditional wafer-level plating technologies. Unlike other commercial wafer-level plating tools, the WAVeCELL Technology utilizes a single wafer closed cell with a primarily horizontal plating operation. This enables progressive multiple metal deposition and allows gases produced at the wafer surface during plating to be continually swept away rather than be retained on the wafer surface as they are with other cup style or flood plater cells. Gasses forming at the wafer surface can interfere with the deposition of metal during the plating process. In the WAVeCELL Technology , the plating electrolyte flows across the wafer surface in a laminar flow improving agitation which increases diffusion layer ion exchange and plating rates. The combination of continual gas deposit removal, tight electrolyte volume control and close wafer-to-anode tolerance control permits a significant degree of control over the plating deposit.

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

Our Electroless Plating Tool utilizes our proprietary PaveCell technology:

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

•
The StrataPlate process involves layering of various multi-solder alloys by sequential electrochemical deposition of the individual alloy constituent elements, including Pb-free combinatorial metals in a single oxide-free cell and reduces excess wafer handling and the need for multiple deposition tools and steps. The metals comprising the finished plating lamination stack are deposited with a high degree of individual mass control. The thickness and sequence of the constituent metal plating layers are chosen so as to create the desired solder alloy upon thermal cycling of the plating layer lamination stack.

Figure 1: Au / Sn before reflow	Figure 2: Au / Sn after reflow

•
The AggrePlate process is a developmental multi-element co-deposition process that provides the same composition of the StratoPlate Process in a single-deposit step using the same WaveCell Electroplating technology.

•
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

Research and Product Development

Our product development team is located in Tempe, Arizona and consists of industry veterans and technical experts who work closely with our prospect’s representatives and industry research groups to create internal development roadmaps. Our team focuses on technology required for initial tool and process and technology developments required to be competitive and to ensure that our products will meet emerging requirements. Our proximity to national laboratories such as Sandia National, Los Alamos National Laboratories and ASU Photovoltaic Testing Laboratory enables interaction with some of the leading chemical, nano-material, solar and fuel cell technology experts and testing facilities.

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

For our solar products, we compete against large open tank and rack systems, such as those sold by Schmid, Technic and Pal, which are larger in size and more expensive than our Solargy plating tool.

Intellectual Property

We have sought U.S. and international patent protection of key technologies used in our business as follows:

Patent Description	Issued	Status
“Sub-micron & Nano Size Particle Encapsulation by Electrochemical Process and Apparatus”	2005	U.S. Patent 6,942,765

“Electrodeposition Apparatus and Method using Magnetic Assistance and Rotary Cathode for Ferrous and Magnetic Particles”	2005	U.S. Patent 6,890,412

“Metal Hydride Composite Materials”	2004	U.S. Patent 6,824,667 Patent Pending EU

“Coated and Magnetic Particles and Applications Thereof”	Filed 2003	Patent Pending Japan

“Apparatus and Method for Highly Controlled Electrodeposition”	Filed 2004	Patent Pending U.S.

“Plating Apparatus and Method”	Filed 2005	Patent Pending Japan, Canada, Malaysia and Taiwan

“Method and Apparatus for Aligning MEMS and Photonics Devices”	Filed 2005	Patent Pending U.S.

“Composite Magnetic Particles and Foils”	Filed 2005	Patent Pending U.S.

“Dynamic Profile Anode”	Filed 2005	Patent Pending Japan, Canada

“Electrode Chemical Control System and Method”	Filed 2006	Patent Pending U.S.

“Submicron and Nano Size Particle Encapsulation by Electrochemical Process and Apparatus”	Filed 2005	Patent Pending Japan

To protect our trade secrets, we plan to provide certain of our controlled process intellectual property as part of a tool transaction while continuing to develop additional process applications to exploit the tool intellectual property.

We have the registered trademark for Surfect®.

Our employees are parties to nondisclosure of proprietary information, innovation, confidentiality and non-compete agreements.

We may in the future pursue the licensing of certain technologies from laboratories, such as Sandia and Los Alamos National Laboratories, or other institutions.

Customer Relationship Management

We currently anticipate that each sales region will require its own local technical support. We anticipate utilizing local manufacturers and support representatives to help sell and support our equipment and processes. Customer support in the Tempe, Arizona corporate office will support customers in the United States and provide a platform for the management and facilitation of international customer support teams. Support will be available primarily through our internal sales team during the early product development and roll-out phase of our development which will be supplemented with internal technical product support as well as local support in Korea, Taiwan, Singapore, and China through a sales representative network. Our online support includes web access, including Frequently Asked Questions (FAQ’s) on a custom portal, on-line help in each product, email support requests posted on the customer portal, and by telephone. We use salesforce.com® software via web interface to provide high quality yet low cost customer development management. Engineers in the United States create on-line training materials and tutorials, and work with international contacts to translate those materials.

Our focus is to respond to customers’ needs for technology which we believe will enable us to implement cost effective rapid flip chip capacity growth and to introduce lead-free flip chip bumps as quickly as possible. Our strategy and technology approach are focused on providing market penetration with large customers experienced in flip chip technology and willing to share reliability data. Our initial prospects will act as beta customers providing critical feedback on process and tool operation as well as incorporating their specific requirements and metrology inputs. Our process team will provide process demonstration wafers which are characterized by the customer’s process, and reliability engineers followed by additional wafers run on a beta tool installed in the customer’s facility. We believe that customer characterizations will result in valuable feedback and references. Currently our marketing activities are focused on securing orders from leading US independent device manufacturers (IDM) and merchant outsourcing providers supporting key foundries. Bumped wafers demonstrating process capability have been provided to these initial prospects and beta orders are currently anticipated in the first quarter of 2008.

Employees

As of March 24, 2008, we had five full-time employees. Our employees are not represented by a union or collective bargaining entity and our management considers relations with employees to be good.

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

Item 2.	Description of Property.

Effective April 1, 2007, we entered into a two-year lease for approximately 5,250 square feet of production and sales space in Tempe, Arizona for approximately $5,400 per month, including fees and taxes. This facility houses our executive offices, certain administrative operations, engineering, and certain product development operations. We believe that our present facilities are adequate to meet our immediate current needs and that comparable facilities are readily available in the markets in which we desire to operate.

Item 3.	Legal Proceedings.

There are no pending, and we are not aware of any threatened, legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

In December 2007, holders of a majority of outstanding common stock (53.9%) acting by written consent authorized an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.0001 per share from 40,000,000 to 500,000,000 shares.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board since October 6, 2006 under the symbol “SUFH.OB”. Prior to that date, there was no active market for our common stock. As of March 7, 2008, there were approximately 81 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	High	Low

Fiscal 2006
Fourth Quarter (beginning October 6, 2006)	$2.50	$1.81

Fiscal 2007
First Quarter	$2.25	$0.90
Second Quarter	$1.20	$0.79
Third Quarter	$1.04	$0.55
Fourth Quarter	$0.83	$0.10

Fiscal 2008
First Quarter (through March 7, 2008)	$0.38	$0.11

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,315,452	$0.75	184,548

Equity compensation plans not approved by security holders(2)	1,180,308	$0.30	-

Total	2,495,760		184,548
_________________
(1)	Issued under the 2006 Stock Plan.
(2)
Represents options held by certain of our management resulting from the conversion of previously held options to purchase shares of common stock of Surfect Technologies in connection with the Merger. (See “Other Options” and Note 12 to our December 31, 2007 financial statements.)

Recent Sales of Unregistered Securities

Not Applicable

Item 6.	Managements’ Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operation should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We are an early stage developer of automated electroplating tools for the semiconductor assembly and solar industries. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Since the Merger on September 27, 2006, our business has been conducted through Surfect Technologies. That corporation’s efforts have been primarily focused on research and development with its first sale occurring in 2006. We did not have any sales in 2007 but expect to complete a number of sales in 2008. Our efforts are focused on the semiconductor and solar industries. With the importance of alternative energy in Europe and Asia, we are devoting considerable attention to those market, particularly Germany and Korea, which have a growing solar manufacturing business.

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

Share-Based Compensation - We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and, prior to January 1, 2006, accounted for these stock option grants in accordance with APB Bulletin No. 25, “Accounting for Stock-Based Compensation” or APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. APB is no longer effective as of January 1, 2006.

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we now recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing stock-based payments and the amortization method for compensation cost. The transition methods include prospective, retroactive and modified prospective adoption options. We are utilizing the modified prospective method and the impact has been calculated and incorporated in our consolidated financial statements.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 2 to our Audited Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Inventory Impairment - Inventories are carried at the lower of first-in, first-out (FIFO) cost or net realizable value. We review the Company’s inventories to identify items with cost in excess of estimated net realizable value and record an impairment allowance when we identify such excess costs. It is reasonably possible that our estimates of net realizable values could be revised again in the near term due to technological and other changes.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

We generated no revenue in 2007 compared to $220,939 in 2006 when we initiated our sales effort.

Cost of Revenues

Our cost of revenue in 2007 was $234,439 representing a Finished Goods Inventory impairment of $278,628 and the reversal of a Warranty Reserve of $44,189 which was recovered when the warranty period on the Rio electroless tool which was sold in 2006 elapsed without claim.

Our cost of revenue in 2006 was $110,734 which related to the costs associated with our Rio Electroless tool sale.

Expenses

Our expenses in 2007 increased to $4,658,095 from $3,068,006 for 2006. The primary increases were general administrative expenses which increased to $1,740,422 from $852,480 in 2006. Additionally, our interest charges were $855,736 in 2007 in contrast to only $10,772 in 2006. This increase was predominantly a non-cash expense resulting from 660,000 and 144,000 shares of our common stock given at $0.94 and $0.95 respectively in payment to our Bridge Loan investors as a term of the $1,800,000 Bridge Loan that was completed in June and July 2007.

Net Loss

Our net loss in 2007 was $4,845,398 compared to $2,950,114 in 2006 principally due to the increased expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities in 2007 was $3,986,984 compared to $3,036,895 for 2006. The year to year increase in net cash used in operating activities is primarily caused by the increased expenses discussed above.

Net cash used in investing activities was $126,534 in 2007 in contrast to $53,774 in 2006.

Net cash provided by financing activities was reduced to $2,142,564 in 2007 in contrast to $5,073,845 provided in 2006. The change resulted from the fact that we raised less money in 2007.

We have funded our operations through sales of equity and debt securities. On January 11, 2008 and January 16, 2008, we accepted subscriptions from accredited investors in a private offering for an aggregate of (i) 35,750,000 and 9,875,000 shares of common stock, respectively, and (ii) five-year warrants to purchase an aggregate of 35,750,000 and 9,875,000 shares of common stock, respectively, at an exercise price of $0.08 per share, for which we received gross proceeds of $1,430,000 and $395,000, respectively. These funds included $765,000 received through December 31, 2007.

This equity funding also included issuing 1,530,859 of common stock in exchange for the remaining $50,000 of Bridge Notes outstanding which converted to 1,530,859 shares of common stock at $0.04 per share and 1,291,625 warrants to purchase shares of common stock at $0.08 per share, as well as $140,000 of Short Term Notes which were converted into 7,000,000 shares of common stock at $0.02 per share and 7,000,000 warrants to purchase shares at $0.08.

As of the date of this Report, we have approximately $471,500 in available cash (excluding $525,000 which is escrowed for worldwide Investor Relations activities) and $317,094 of working capital. We anticipate that we have sufficient cash resources to last through May 2008. Our management is presently focused on raising additional capital from investors or an industry partner. We cannot assure you that we will be successful in this regard.

If we are able to obtain additional equity or debt financing, it may be dilutive and may not be obtained on favorable terms. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers.

Forward-Looking Statements

The statements in this Report relating to tool design, development outsourcing and placements, revenue generation, financing activities and market penetration are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the Securities and Exchange Commission.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Report, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Company and Business

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

Our auditors have included an “uncertainty paragraph” in their audit report on our financial statements for the period ended December 31, 2007 regarding our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, includes obtaining additional funding from the sale of securities and establishing revenue by commercializing one or more products. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through these methods, there can be no assurances that such methods will prove successful.

Because our products are highly specialized and it is difficult to estimate the size of the available market for our products, our products may not achieve market acceptance.

Our products are highly specialized and primarily have applications in high-performance semiconductor wafer bumping and solar wafer packaging applications. It is difficult to estimate with certainty the total market size for our products and there can be no assurances that our products will achieve market acceptance or generate significant revenues.

Because we are in an early stage of development and have a limited operating history, we cannot assure you that we will generate significant revenue or become profitable.

We are in the early stage of development, have had limited revenue related to our core operations and have only a limited operating history on which to base an evaluation of our business and prospects. Since inception, we have generated limited revenue from the provision of miscellaneous consulting and plating services which we have recorded in our financial statements as other income. On November 28, 2006, we recorded our first revenue from tool sales of approximately $221,000. For the fiscal year ended December 31, 2007 we experienced losses of $4.8 million on a consolidated basis and reported no revenue. As of December 31, 2007 and 2006, our accumulated deficit was approximately $12.5 million and $7.7 million, respectively. In addition, we expect to continue incurring operating losses for the foreseeable future. Our ability to generate significant revenue and achieve profitability depends on our ability to complete the development of and manufacture, market and sell our technology. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the difficulty of bringing our product to market on a timely basis.

Our revenue is highly dependent on the semiconductor and solar industries which are subject to fluctuations.

We anticipate that most of our revenue will be derived from semiconductor and solar companies and outsourcing merchant providers and other suppliers in the semiconductor and solar industries. We may also decide to expand beyond the semiconductor and solar markets to high density PCB substrate and solar cell markets if and when such markets grow but we are currently exclusively dependent in the short term on semiconductor and solar industry fluctuations. Our revenue if any may increase and decrease with the level of equipment purchases and wafer bump conversion activity and is therefore subject to declines in or disruptions to purchasing or qualification buy-offs in both the semiconductor and solar industries. Our revenue may be adversely affected as product demand and customer volume requirements vary as a result of:

•	Economic downturns and recessions;

•	Global security issues, political instability, acts of terrorism, hostilities and war;

•	Seasonal customer assembly fluctuations that may be aimed at building inventory to support the increased demand during the Christmas season or for major new product launches;

•	Increased customer competitiveness reducing the number of customers and capacity requirements;
•	Inclement weather and earthquakes, which could devastate parts of Southeast Asia and could prevent access to customer locations and factories;

•	Shifts in product design that could disrupt current technology conversion paths;

•	Economic and political issues in the Asia, European, Latin America and emerging markets; and

•	The financial condition of merchant providers and smaller semiconductor and solar customers.

The possibility of further supply disruptions, availability of key material sources, integrated circuit (IC) demand, product design changes, and financial instability in emerging markets may adversely affect the markets for our products. Companies may reduce their planned capacity requirements, making fewer unit sales available to us. The financial instability of smaller semiconductor companies or a prolonged substantial decrease in semiconductor booking volumes could have an adverse impact on our business and operations. High demand versus limited supply of silicon could slow our growth in solar business.

Initially we expect to depend on a relatively small number of customers.

We expect our sales to be concentrated among relatively few customers. The loss of any significant customer or any reduction in orders by a significant customer may have a material adverse effect on our revenue.

We encounter risks and difficulties frequently experienced in rapidly evolving industries such as the semiconductor and solar industries.

We may face risks related to our ability to:

•	Attract and retain customers on a cost-effective basis;

•	Expand and enhance our product offerings;

•	Operate, support, expand and develop our operations, our websites, our software and our communications and other systems;

•	Diversify our sources of revenue, including by entering into agreements that may reflect changes to our business model;

•	Maintain and develop our existing brands and distribution channels, as well as to make cost-effective expenditures in connection with these initiatives;

•	Manage our relationships with important manufacturers and other industry participants; and

•	Respond to competitive market conditions.

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

We currently intend to outsource all of our manufacturing activities to facilities located in the United States and Asia. While we have not as yet identified all such manufacturing facilities, we believe there are sufficient manufacturing facilities available to us for the foreseeable future. We may not be able to continue to find qualified manufacturers on acceptable terms and, even if we do there can be no assurance that product quality will continue to be acceptable. These facilities may be subject to disruption for a variety of reasons, including work stoppages, fire, energy shortages, flooding or other natural disasters. We cannot ensure that alternative production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could negatively impact our ability to operate our business.

Consolidation in the high technology capital equipment industry and increased competition may result in increased expenses, lost bookings and reduced revenue.

We compete to attract and retain the largest most advanced flip chip and solar panel and solar module companies as prospective customers. Consolidation of customers may result in decreased equipment demand and increased competition. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. In addition, consolidation among process equipment manufacturers, such as mergers and alliances, may increase competition from their distribution channels or give them additional leverage to negotiate lower booking charges.

Our success depends on maintaining the integrity and upgrading the quality of our systems and infrastructure.

If our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Fabless companies, merchant providers, large IC and solar panel and module manufacturers will not tolerate a service hampered by slow equipment delivery and lead times, unreliable service levels and production outages due to installation delays, or insufficient technical support and process capability, any of which could negatively affect our business.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and operating results could suffer.

Our future success depends on providing products and services that are accepted by semiconductor and solar panel and module manufacturers. Our competitors are constantly developing innovations. If wafer bumping industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and existing products and services. Additionally, we will have to consistently introduce new high-quality products and services that industry participants can easily and effectively use. If we are unable to provide prospective customers with high quality and technologically efficient products, then such customers may become dissatisfied and move to competitors’ products. Moreover, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users.

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

We have received three patents and filed six additional patent applications with the U.S. Patent and Trademark Office and have filed patent applications in Europe, Japan, Taiwan, Malaysia and Canada. In addition, we have registered our trademark SURFECT® and will apply to register new trademarks as they arise. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others. Enforcing or defending our rights is expensive, could cause diversion of our resources, and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

We may face litigation from third parties that claim our products infringe on their intellectual property rights.

We may be exposed to future litigation by third parties based on claims that our technologies, products, or activities infringe the intellectual property rights of others or that we have the trade secrets of others. Presently, we have not engaged in discussions, received any communications, nor do we currently have any reason to believe that any third party is challenging or has the proper legal authority to challenge our intellectual property rights. However, any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. If we enter into license agreements for our intellectual property, most of those license agreements would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to cease selling, incorporating or using any of our technologies and/or products that incorporate the challenged intellectual property, which would adversely affect our future revenue; obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or redesign our products, which would be costly and time consuming.

Doing business internationally poses special risks.

We intend to conduct a large portion of our business internationally which requires management attention and special resources. We currently are focused on initial customer penetration in the Asia and European markets which represents the largest markets for our tools and processes outside of the United States. We will face a number of risks associated with international operations, including:

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

Our success will depend to a significant degree upon the continued services of key management, including Steven Anderson, our Chief Executive Officer. We have purchased “key man” life insurance for Mr. Anderson in the amount of $3,000,000. However, this insurance may not adequately compensate for the loss of Mr. Anderson’s services. Management and other employees may voluntarily terminate their employment at any time, since we do not have employment agreements with any of our employees. Our success will also depend on the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. The loss of the services of key personnel, or the inability to attract and retain additional highly qualified personnel, could adversely affect our business and damage our business prospects.

We require significant additional funding which we may have difficulty raising because of our limited operating history and business risks associated with our company.

We currently do not generate significant revenue, and we have sufficient cash resources to last through May 2008. We cannot assure you that we will be able to raise the necessary working capital. We do not know when, or if, this will change. We have expended substantial funds in research and development as well as administrative efforts and will continue to expend substantial funds in manufacturing, research and development and for general operations. We will require substantial additional funds to gear up operations if and when our products are accepted into the market, and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable or are not available on terms deemed acceptable by management, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or product or marketing efforts. Our long term capital requirements are expected to depend on many factors, including:

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

Due to our limited marketing, sales, and distribution experience, we may be unsuccessful in our efforts to sell our products, enter into relationships with third parties, or develop a sales organization.

We may enter into agreements with third parties to sell our products or we may develop our own sales and marketing force. We may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. We have limited experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training, and managing such an organization. We may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, our marketing and sales efforts may be unable to compete with many other companies that currently have extensive marketing and sales operations. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all, and may be unable to engage qualified distributors. Even if engaged, these distributors may:

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

We currently have limited product liability insurance, and do not have other liability insurance relating to any products that could cover all of the liability or damage that could occur as a result of our activities. We cannot assure that we will be able to maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our current and potential partners with whom we may collaborate or our future licensees may not be willing to indemnify us against liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business.

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

Instability in emerging markets may adversely affect the semiconductor and/or solar equipment markets.

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

Reductions in governmental subsidies for alternative energy generation and shortages of silicon in the solar supply chain could significantly reduce demand for photovoltaic cell production, resulting in delays or elimination of capital equipment purchases to support this market.

Risks Relating to Our Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	intellectual property disputes;

•	additions or departures of key personnel;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory or industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our principal stockholders, executive officers and directors together beneficially own a substantial number of shares of common stock, which gives them substantial control over certain major decisions on which our stockholders may vote and which may discourage an acquisition of our company.

Our executive officers, directors and principal stockholders beneficially own, in the aggregate, 65.79% of our outstanding common stock. Accordingly, such persons will have the ability to determine the direction and decisions of our company. Additionally, the executive officers and directors may have even greater control in the event that they exercise any of the options which have been or may be granted to them under our employee incentive plan or if they otherwise acquire additional shares of our common stock.

The interests of our current executive officers, directors and principal stockholders may differ from the interests of other stockholders. As a result, these current executive officers, directors and principal stockholders will have significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including in connection with the following actions:

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

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Our common stock may be considered “a penny stock,” which would make it more difficult for our investors to sell their shares.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock is currently less than $5.00 per share and therefore may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell common stock and may affect the ability of investors to sell their shares. In addition, since the common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We have raised substantial amounts of capital in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

The securities offered in our private placements were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future be listed, as well as the issuance of warrants or convertible securities at a discount to market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, such events could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

The issuance of common stock upon the exercise of our outstanding warrants may result in substantial dilution of the stockholders.

There are currently 113,998,083 shares of common stock issuable upon exercise of our outstanding warrants. The issuance of common stock upon conversion of the warrants will result in immediate and substantial dilution to the interests of other stockholders.

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

As a public reporting company we are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and other federal securities laws, including compliance with the Sarbanes-Oxley Act. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act, when applicable to us. We may need to recruit, hire, train and retain additional financial reporting, internal controls and other personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a negative impact on our ability to manage our business and on our stock price.

Item 7.	Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Surfect Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Surfect Holdings, Inc. and subsidiary (Surfect) (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006, and 2005, and for the period from inception (December 26, 2000) through December 31, 2007. These financial statements are the responsibility of Surfect’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surfect Holdings, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006, and 2005, and for the period from inception through December 31, 2007, in conformity with accounting principles generally accepted in the United State of America.

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As discussed in Note 10, in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. During 2007, Surfect received equity funding to meet its short-term working capital needs; however, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ REDW LLC

Albuquerque, New Mexico
March 26, 2008

F–1

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31,

	2007	2006
Assets

Current assets
Cash and cash equivalents	$12,373	$1,983,326
Cash escrowed in advance of equity financing	765,000	-
Inventory	373,366	359,984
Prepaid expenses and other assets	121,123	130,295
Total current assets	1,271,862	2,473,605

Fixed assets
Furniture and machinery	467,854	256,479
Office and computer equipment	140,014	111,829
Leasehold improvements	36,697	69,339
	644,565	437,647
Less accumulated depreciation and amortization	(236,106)	(216,230)
Total fixed assets	408,459	221,417

Intangibles
Pending patents and trademarks	169,966	107,721
Issued patents, net of accumulated amortization of $5,508 and $3,223 as of December 31, 2007 and 2006, respectively	40,305	42,590
Total intangibles	210,271	150,311

Total assets	$1,890,592	$2,845,333

The accompanying notes are an integral part of these statements.

F–2

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets – continued
December 31,

	2007	2006
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$348,326	$305,725
Escrowed proceeds from equity offering	765,000	-
Notes payable	240,036	45,868
Current portion of capital lease	2,375	2,125
Warranty reserve	-	44,189
Other accrued liabilities	217,886	189,299
Total current liabilities	1,573,623	587,206

Long-term liabilities, less current portion
Capital lease	2,472	5,095
Total long-term liabilities	2,472	5,095

Total liabilities	1,576,095	592,301

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001; 500,000,000 authorized, 65,949,949 issued at December 31, 2007	6,595	1,420
Additional paid-in capital	12,822,707	9,921,019
Deficit accumulated during development stage	(12,514,805)	(7,669,407)
Total stockholders' equity	314,497	2,253,032
Total liabilities and stockholders' equity	$1,890,592	$2,845,333

The accompanying notes are an integral part of these statements.

F–3

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations
Inception (December 26, 2000) through December 31, 2007

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to December 31,
	2007	2006	2005	2007

Sales	$-	$220,939	$-	$220,939

Cost of sales	234,439	110,734	-	345,173

Gross profit	(234,439)	110,205	-	(124,234)

Expenses
Payroll and employee benefits	1,432,970	1,373,254	944,415	4,686,907
Research and development	331,511	599,547	727,321	2,092,935
General and administrative	1,740,422	852,480	649,872	3,896,020
Sales and marketing	206,549	134,169	113,743	542,339
Depreciation and amortization	90,907	97,784	71,815	335,242
Interest	855,736	10,772	4,578	1,010,102
Total expenses	4,658,095	3,068,006	2,511,744	12,563,545

Other income	47,136	7,687	14,725	172,974

Net loss	$4,845,398	$2,950,114	$2,497,019	$12,514,805

Net loss per share attributable to common stockholders, basic and diluted	$0.27	$0.40	$0.50	$1.74

Shares used in computing basic and diluted net loss per share attributable to common stockholders	17,950,743	7,434,904	5,020,000	7,202,050

The accompanying notes are an integral part of these statements.

F–4

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ Equity
Inception (December 26, 2000) through December 31, 2007

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

F–5

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Stockholders’ Equity — continued
Inception (December 26, 2000) through December 31, 2007

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance prior to September 27, 2006 Recapitalization	9,922,305	$304,239	29,216,235	$6,613,879	$24,766	$(4,719,293)	$2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-	-	-
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	-	-	6,904,243	-	-
Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	-	-	41,750	-	42,000
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	-	-	-	-	(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of Common stock for net proceeds of $2,950,630 cash, and including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	-	-	9,921,019	(7,669,407)	2,253,032
Penalty shares issued due to delayed registration	112,000	11	-	-	(11)	-	-
Issuance of common stock to originate $1,500,000 convertible promissory notes payable	660,000	66	-	-	620,334	-	620,400
Issuance of common stock to originate $300,000 convertible promissory notes payable	144,000	14	-	-	136,786	-	136,800
Issuance of common stock as a portion of severance to employee	50,000	5	-	-	29,995	-	30,000
Issuance of common stock to a consultant	75,000	8	-	-	15,750	-	15,758
Net proceeds from issuance of common stock at $0.04 per share	21,500,000	2,150	-	-	764,869	-	767,019
Issuance of common stock to a bridge loan holder in exchange for $188,750 demand note	200,000	20	-	-	188,730	-	188,750
Issuance of common stock to bridge loan holders to convert $995,000 of debt plus related accrued interest	29,007,282	2,901	-	-	1,038,494	-	1,041,395
Share-based compensation - employee	-	-	-	-	46,470	-	46,470
Share-based compensation - non-employee	-	-	-	-	60,271	-	60,271
Net loss for the year ended December 31, 2007	-	-	-	-	-	(4,845,398)	(4,845,398)
Balance at December 31, 2007(1)	65,949,949	$6,595	-	$-	$12,822,707	$(12,514,805)	$314,497

(1)	Excludes 1,440,000 shares issued to a Placement Agent in February, 2008.

The accompanying notes are an integral part of these statements.

F–6

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Inception (December 26, 2000) through December 31, 2007

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to December 31,
	2007	2006	2005	2007
Operating activities
Net loss	$(4,845,398)	$(2,950,114)	$(2,497,019)	$(12,514,805)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	90,907	97,784	71,814	335,242
Loss on disposal of assets	-	8,010	10,006	26,873
Stock based compensation	152,499	237,612	19,000	409,111
Interest accrued converted to preferred stock	-	6,547	-	120,426
Interest accrued converted to common stock	46,395	-	-	46,395
Expenses payable converted to preferred stock	-	-	-	45,168
Warranty recovery	(44,189)	-	-	(44,189)
Inventory impairment charged to cost of sales	278,628	-	-	278,628
Amortization of debt discount	757,200	-	-	757,200
Changes in operating assets and liabilities
Inventory	(503,385)	(359,984)	-	(863,369)
Prepaid expenses and other current assets	9,172	(114,861)	16,399	(121,124)
Accounts payable	42,601	110,444	158,762	348,326
Deposits payable	-	(261,750)	(25,000)	-
Accrued liabilities	28,587	189,417	(36,136)	262,075
Net cash used in operating activities	(3,986,983)	(3,036,895)	(2,282,174)	(10,914,043)

Investing activities
Investment in intangibles	(62,246)	(37,513)	(46,592)	(215,780)
Investment in fixed assets	(64,288)	(16,261)	(188,615)	(495,838)
Net cash used in investing activities	(126,534)	(53,774)	(235,207)	(711,618)

Financing activities
Bank overdraft	-	(114,136)	114,136	-
Proceeds from notes payable	1,944,168	1,135,338	300,000	4,379,506
Repayments on notes payable	(566,250)	(389,469)	-	(955,719)
Proceeds from loans from officers	-	-	-	86,769
Repayments on loans from officers	-	-	(457)	(86,769)
Net proceeds from issuance of common stock	767,019	2,450,630	-	3,318,967
Proceeds from issuance of preferred stock	-	1,993,453	-	4,948,285
Net payments against capital lease	(2,373)	(1,971)	(2,057)	(6,844)
Repayments on leasehold improvement notes	-	-	(14,428)	(46,161)
Net cash provided by financing activities	2,142,564	5,073,845	397,194	11,638,034

Net increase (decrease) in cash and cash equivalents	(1,970,953)	1,983,176	(2,120,187)	12,373
Cash and cash equivalents at beginning of period	1,983,326	150	2,120,337	-
Cash and cash equivalents at end of period	$12,373	$1,983,326	$150	$12,373

The accompanying notes are an integral part of these statements.

F–7

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows - continued
Inception (December 26, 2000) through December 31, 2007

	Years ended December 31,			For the Period from December 26, 2000 (Inception) to December 31,
	2007	2006	2005	2007

Interest paid	$50,376	$13,509	$1,841	$79,574

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$-	$-	$-	$11,691
Leasehold improvements acquired via notes payable	-	-	-	46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	-	-	-	1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	-	500,000	-	500,000
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 11 below)	-	500,000	-	500,000
Issuance of 400,000 shares of common stock to investor relations consultants as part of recapitalization	-	400,000	-	400,000
Debt discount in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	620,400	-	-	620,400
Debt discount in connection with issuance of 144,000 shares of common stock and bridge loan of $300,000	136,800	-	-	136,800
Conversion of $188,750 demand note for 200,000 shares of common stock	188,750	-	-	188,750
Common stock issued in exchange for $995,000 bridge loans plus accrued interest	1,041,395	-	-	1,041,395
Transfer of inventory to fixed assets	211,374	-	-	211,374
Writeoff of fully depreciated fixed assets	68,745	-	-	68,745

The accompanying notes are an integral part of these statements.

F–8

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

1)	Description of Operations and Development Stage Status

Surfect Holdings, Inc., together with its subsidiary, Surfect Technologies, Inc. (“Surfect” or the “Company”) is a development stage company based in Tempe, Arizona. Surfect Technologies, Inc. was incorporated on December 26, 2000 (See 2006 Recapitalization at Note 11). The Company was formed to develop and commercialize certain intellectual property and research in connection with the use of electro deposition technologies to enable 3-D stacked die packaging innovations to increase semiconductor performance. Since inception through 2007, the Company’s activities have been substantially limited to research and development of technologies for commercialization. In November 2006, the Company concluded its first tool sale; however, as the majority of the Company’s efforts remained dedicated to establishment of vendor relationships, supply chain and market entry and no additional sales are being reported for 2007, these financials are prepared as a development stage company as defined by SFAS 7.

The consolidated statement of operations for the year ended December 31, 2006, includes the historical financial statements of Surfect Technologies, Inc. and gives effect to the September 27, 2006, recapitalization transaction described in Note 11 below. Since the date of recapitalization, all material intercompany transactions and balances have been eliminated in consolidation.

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

Supplier Concentration—The Company is heavily reliant on outsourcing firms to manufacture its products. The Company is attempting to develop a broader base of relationships to diversify its risk concentration.

Cash and Cash Equivalents
At December 31, 2007, $765,000 of cash and cash equivalents is restricted for use until the closing of the equity funding in January 2008 (see Note 16). For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

F–9

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

2)	Summary of Significant Accounting Policies — continued

Inventories
Inventories are carried at the lower of first-in, first-out (FIFO) cost or net realizable value. The Company reviewed its inventories to identify items with cost in excess of estimated net realizable value and recorded an impairment allowance of $278,628 as cost of sales at December 31, 2007. It is reasonably possible that the Company’s estimates of net realizable values could be revised again in the near term due to technological and other changes.

Fixed Assets, Depreciation and Amortization
Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein.

Depreciation and amortization has been provided by the Company to reduce the net value of fixed assets over estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five- and three-year lives, respectively. Furniture and machinery are depreciated over seven-year lives. Leasehold improvements are amortized over the original life of the lease, plus known options to extend the lease, or the remaining life of the lease whichever is shorter.

Research and Development Costs
Research and Development (R&D) expense consists of project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Research and development costs are expensed as incurred. Research and development expense amounts reported include non-payroll amounts. Payroll costs of research and development are reported as payroll.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimated amounts could differ from actual results.

Loss per Common Share
Loss per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes from the diluted loss per share calculation, common shares potentially issuable as a result of possible preferred share conversions, cumulative dividends on preferred shares, and the possible exercise of warrants and stock options, since their impact would be anti-dilutive. (See further discussion at Note 15.)

Income Taxes
Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for the requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The Company does not expect to have current income taxes payable or deferred tax balances not offset by valuation allowances for the foreseeable future. Accordingly, no income tax provisions have been reported.

F–10

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

2)	Summary of Significant Accounting Policies — continued

Other Comprehensive Income
From inception through December 31, 2007, the Company had no changes in equity which constitute components of other comprehensive income.

Stock Option Plan

Option grants to employees
Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company recognized compensation expense only to the extent that it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Compensation, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006, included compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to January 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123(R).

Stock-based compensation expense for all employee share-based payment awards granted after December 31, 2005, are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable (See further discussion at Note 12.)

Option grants to non-employees
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services. (See further discussion at Note 12).

Fair Value of Financial Instruments
The fair value of the Company’s financial instruments, principally cash, payables and debt, approximates their carrying value.

F–11

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

2)	Summary of Significant Accounting Policies — continued

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

As of December 31, 2007, the Company has not entered into any ongoing material revenue arrangements.

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

•	once a formal customer acceptance has occurred, no further rights of return will exist except as provided for defective components under warranty (see Warranty Obligations below);
•	revenue related to services are recognized upon completion of performance of the service or ratably as the work is performed over the life of the related service contract.

Due to the nature of the Company’s products and services, the Company does not at this time anticipate any sales that will involve multiple elements or multiple deliverables as defined in EITF No 00-21.

During November 2006, the Company sold and delivered one Rio Electroless development tool to C. Uyemura & Co., Ltd. (“Uyemura”), Japan. This tool was delivered, installed, and tested prior to acceptance in 2006 by Uyemura, which now holds title. This sale for $220,939 represents a “one of a kind” order and the transaction between the Company and Uyemura was non-refundable. At December 31, 2007, the Company completed ongoing warranty support for which a warranty reserve of $44,189 was included in 2006 cost of sales. This unused reserve amount was reversed to 2007 cost of sales when the warranty period expired.

F–12

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

2)	Summary of Significant Accounting Policies — continued

Warranty Obligations
The Company anticipates that obligations for warranty expense will be accrued concurrently with the revenue recognized on the related equipment. As the Company has limited sales history, the Company will make provisions for its warranty obligations based upon management’s judgment. Due to the significant uncertainties and judgments involved in estimating the Company’s warranty obligations, including changing product designs and specifications, the ultimate amount incurred for warranty costs could change.

The Company’s future warranty provision will provide for general operational support and replacement of components which may fail for a period of one year from the date of acceptance of the product.

Recently Issued Accounting Pronouncements
Management has considered the impact of recently issued accounting pronouncements and is aware of no matters that will have a material prospective affect on these financial statements when they become effective.

3)	Inventories

The Company outsources all of its manufacturing services and as such generally carries finished goods inventory. At December 31, 2007, the Company’s inventory consisted of two tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be marketable to end customers in their present form. The Company currently anticipates that these tools will be delivered during the first half of 2008 and sales will be recognized if and when customer acceptance is confirmed.

During 2007, the Company transferred its oldest production tool from finished goods inventory into fixed assets at its Tempe, AZ facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue. As a result, the value of this tool, $211,374, was reclassified as a fixed asset, to be depreciated over its useful life.

4)	Intangibles

Patents at December 31, 2007 and 2006, include capitalized costs of $40,305 and $42,590, net of accumulated amortization of $5,508 and $3,223, respectively. These balances consist of filing fees and executory costs related to acquiring a trademark and U.S. and international patents. Costs incurred to acquire trademarks and pending patents with related costs of $169,966 and $107,721, respectively, have not commenced amortization pending receipt of the related trademarks and patents. None of these costs are considered impaired at any balance sheet date reported herein.

Filing fees and executory costs associated with patent applications are capitalized at the time incurred. Upon acceptance of a patent filing, the Company amortizes the costs over the associated life of the patent. In the event of denial or in the event a capitalized patent is deemed to be without worth, the unamortized balance is expensed.

F–13

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

5)	Income Taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through December 31, 2007, the Company incurred taxable losses totaling approximately $10,839,000, which are available to offset future taxable income through 2026, subject to ownership change limitations.

6)	Related Party Transactions and Contingencies

During the period from inception through December 31, 2005, the Company had substantial transactions with Griego Electrochemical Technologies, Inc. (GET), a company majority owned and operated by the founder and former president of Surfect. Transactions by reporting period are summarized as follows (in thousands):

	2007	2006	2005	Since Inception
Loan advances from GET	$-	$-	$-	$(91)
Loan repayments to GET	-	-	-	91
Loan advances to GET	-	-	-	230
Loan repayments from GET	-	-	-	(230)
Fixed asset purchases from GET	-	-	-	45
Receivable (payable) balance at end of each period	-	-	-	-

Cash disbursed by Surfect to GET related to operational reimbursements
Charged to:
General and administrative expenses
Rent	-	-	-	85
Utilities, insurance, etc.	-	-	1	38
Payroll and related expenses	-	-	-	210
Research and development expenses	-	-	49	142
Total expenses per period	$-	$-	$50	$475

Since 2005, the Company had no further dealings with GET. Management is not aware of any claims or contingent liabilities that apply to the Company related to GET.

F–14

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

7)	Debt

The Company has the following short-term debt at December 31, 2007:

	2007	2006

Bridge note, 10% per annum, interest accrued monthly, subsequently converted to equity	$50,000	$-
12% senior secured convertible note, converted to equity in January 2008	140,000
Note to insurance carrier, 8.5% interest	50,036	45,868
	$240,036	$45,868

Bridge Financing - On June 1, 2007, the Company issued 10% senior secured convertible promissory notes due October 29, 2007 (“Bridge Notes”), to certain accredited investors in the aggregate principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000 in cash. The Bridge Notes were collateralized by all of the Company’s assets and the assets of its subsidiary. On July 20, 2007 the Company issued additional Bridge Notes in the aggregate principal amount of $300,000, all of which the Company received as net proceeds. A total of 804,000 shares of the Company’s common stock was issued as an inducement to lend.

Equity Financing Used Partially to Repay Bridge Investor - On November 30, 2007, the Company accepted subscriptions in a private offering for an aggregate of (i) 21,500,000 shares of Common Stock, and (ii) five-year warrants to purchase an aggregate of 21,500,000 shares of Common Stock at an exercise price of $0.08 per share, for which the Company received gross proceeds of $860,000 and net proceeds of $767,019. The net proceeds were partially used to repay the Bridge Investor discussed in the following paragraph. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”.

Partial Repayment of Bridge Investor - On November 30, 2007, the Company redeemed an outstanding Bridge Note in the principal amount of $755,000, in exchange for (i) a cash payment to retire $566,250 of principal, plus accrued interest on the entire loan and (ii) issue the Bridge Investor 200,000 shares of the Company’s common stock in exchange for the remaining $188,750 principal amount.

Agreement with Remaining Bridge Investors - On November 30, 2007, the Company reached an agreement in principle with the remaining Bridge Note holders (“Bridge Investors”) to recapitalize, pursuant to which all of the indebtedness owing to the Bridge Investors which matured on October 29, 2007 and were in default, would be extinguished through conversion to the Company’s common shares.

Conversion of Bridge Notes - On December 14, 2007 the Company entered into a Waiver and Investment Agreement and an Acknowledgement and Agreement to Modification of Waiver and Investment Agreement (collectively, the “Waiver”) with the Bridge Investors in the aggregate principal amount of $995,000. Pursuant to the Waiver, the Bridge Investors agreed to extinguish the Bridge Notes and to waive any and all existing or prior breaches or defaults under the Bridge Notes and any other rights, including the penalties to which the Bridge Investors were entitled in exchange for the right to convert the outstanding principal amount of the Bridge Notes, plus all accrued and unpaid interest through November 30, 2007 into (i) shares of Common Stock at a conversion price of $0.04 per share and (ii) a five-year year warrant to purchase the same number of shares of Common Stock issued upon conversion of the Bridge Notes, at an exercise price of $0.08 per share. On January 11, 2008, the remaining $50,000 Bridge Notes were converted to common shares and warrants in the same manner as the other Bridge Notes (See Note 16).

F–15

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

7)	Debt continued

On December 6, 2007 and December 14, 2007 the Company issued short-term promissory notes (“Short-Term Notes”), in the aggregate principal amounts of $100,000 and $40,000, respectively, which notes bear interest at the rate of 12% per annum, and which outstanding principal and accrued interest, pursuant to the terms of the Short-Term Notes, automatically converted into the same securities offered in our private placement offering at a 50% discount to the offering price on January 11, 2008 (See Note 16).

8)	Leases

At December 31, 2007, the Company had the following capital lease obligation:

Year Ending December 31,
2008	$3,062
2009	2,296

Net minimum lease payments	5,358

Less amount representing interest	(511)
Present value of minimum lease payments	4,847

Less current maturities	(2,375)

Long-term portion of lease obligation	$2,472

The cost of equipment under capital lease is $11,691 with accumulated amortization of $7,404 at December 31, 2007

The Company had an operating lease for its Albuquerque, New Mexico facilities that expired in December 2006. The lease was being continued on a month-to-month basis until terminating the lease on September 30, 2007. The monthly rent was $3,300. Rent expense for the operating lease for the facility for 2007, 2006, and 2005 was approximately $29,700, $39,600, and $24,000, respectively.

In February, 2007, the company entered into a two year facility operating lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona which later in the year was designated as the corporate headquarters. The monthly lease expense is approximately $5,400, including fees and taxes. Rent expense including required facility maintenance for 2007 was approximately $54,600. The remaining obligation on the lease through January 2009 is $78,750.

During 2007, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605 (approximately $5,000 total payments in 2007).The remaining obligation on the lease through April 2010 approximates $24,000.

F–16

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

9)	Employee Benefit Plan

During 2004, the Company continued a qualified voluntary Safe Harbor 401(k) Plan that covers all employees meeting certain age and length of service requirements. The Plan provides for voluntary employee contributions as well as also providing a discretionary matching contribution from the Company. The Safe Harbor contribution matches participant contributions at 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Employer discretionary contributions vest on a stepped basis over six years of service. The Safe Harbor contribution vests immediately. The Company made matching contributions totaling $10,642, $14,007, and $13,160 during the years ended December 31, 2007, 2006 and 2005, respectively.

10)	Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. As described in Note 11, during 2007, Surfect received net proceeds of $767,019 from equity funding, a $1,800,000 bridge financing and $140,000 of short-term convertible notes to meet its short-term working capital needs. As discussed in Note 16, on January 11, 2008 and January 16, 2008, the Company sold additional equity securities and received gross proceeds of $1,430,000 and $395,000, respectively. However, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Endeavoring to secure the Company’s ability to continue as a going concern, management is continuing to pursue additional working capital to fund operations until the Company has reached a point where its cash requirements can be met by the cash generated from ongoing operations. No assurances can be made that the Company will be successful in obtaining such additional working capital.

11)	Equity Transactions

(a) 2006 Recapitalization

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

F–17

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

11)	(a) 2006 Recapitalization — continued

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

The common stock issued and the warrants issuable in the private placement are subject to registration rights whereby liquidated damages may accrue and are payable in common stock at the rate of 1% (up to a maximum of 10%) of the aggregate amount of common shares received by the investors in the private placement per one-week period if (i) a registration statement is not filed within 60 days of October 21, 2006; (ii) such registration statement is not declared effective within 180 days of October 21, 2006; and (iii) such registration statement is not kept effective for the earlier of (a) 24 months or (b) the date when all registerable securities have been sold. Notwithstanding the foregoing, upon notification by the Company of the occurrence of a potential material event (as such term is defined in the subscription agreements for the private placement) an investor’s right to offer, sell or otherwise engage in a transaction involving shares covered by the registration statement may be suspended for up to 60 days. During 2007, the Company issued 112,000 penalty shares of its common stock in satisfaction of the delayed registration.

F–18

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

11)	(a) 2006 Recapitalization — continued

The table below shows the effect on equity of the recapitalization transaction:

		Common shares		Preferred shares		Additional Paid-In
Recapitalization	Date	Shares	$	Shares	$	Capital
Equity balances of Surfect Technologies, Inc. (STI) immediately prior to recapitalization	09/01/2006	9,922,305	$304,239	29,216,235	$6,613,879	$24,766

Conversion of preferred shares to common stock	09/26/2006	45,948,992	6,613,879	(29,216,235)	(6,613,879)	-
(1) Cancellation of STI common stock	09/27/2006	(55,548,618)	(6,904,243)	-	-	6,904,243

(2) Purchase and cancellation of STI non-qualified investor common shares	09/27/2006	(322,679)	(13,875)	-	-	-

Conversion of Windy Creek Development Common Stock upon merger with Windy Creek-DE	09/27/2006	2,500,001	250	-	-	41,750
Issuance of common shares to STI stockholders	09/27/2006	8,001,666	800	-	-	-

Issuance of Common Stock for net proceeds of $2,950,630 cash, including conversion of a $500,000 demand note payable to a principal shareholder	09/27/2006	3,300,000	330	-	-	2,550,300

Issuance of common shares to investor relation consultants	09/27/2006	400,000	40	-	-	399,960
		14,201,667	$1,420	-	$-	$9,921,019

An aggregate of 400,000 shares of common stock were issued under non-refundable agreements with certain consultants for investor relations services provided in connection with the recapitalization and private placement offering by the Company. These agreements provide that each of two consulting firms would receive 200,000 post recapitalization shares as a “Commencement Bonus.” The “Commencement Bonus” being defined as a nonrefundable, non-apportioned, and non-ratable retainer and not a prepayment for future services. Such “Commencement Bonus” is considered a specific incremental cost directly attributable to and within 90 days of the September private placement in accordance with SAB Topic 5A. The value of the shares issued were determined to be $1.00 per share to be consistent with the amount being paid for units in the private placement (no value was associated with the warrants; see warrant discussion below). The resulting financial transaction is recorded as $400,000 of additional proceeds offset by an equal $400,000 associated cost of closing.

The agreements further provide for cash compensation for ongoing consulting services at an aggregate rate of $8,000 per month through August 2007, subject to termination at any time without refund or further financial obligation. The continuing consulting service is recorded as period expenses as incurred.

F–19

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

11)	2006 Recapitalization — continued

The Company additionally issued 108,250 freestanding warrants (in addition to the warrants included in the units sold as described above) to its placement agents in the private placement. In accordance with EITF 00-19 ‘Accounting for Derivitive Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’ these issuances have been treated as permanent equity transactions. As the exercise price of the warrants significantly exceeded the fair value of the stock on the date of issuance, the fair value of the warrants is immaterial.

(b) 2007 Equity Transactions

Equity Raise - On November 30, 2007, The Company accepted subscriptions in a private offering for an aggregate of (i) 21,500,000 shares of Common Stock, and (ii) five-year warrants to purchase an aggregate of 21,500,000 shares of Common Stock at an exercise price of $0.08 per share, for which the Company received gross proceeds of $860,000 and net proceeds of $767,019. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”

If the holder elects the cashless exercise method of payment, the Company shall issue to the holder a number of shares of Warrant Stock determined in accordance with the following formula:

X	= Y(A - B)
A
Where:	X = the number of shares of warrant stock to be issued to the holder;

Y = the number of shares of stock with respect to which the warrant is being exercised;

A = the fair value per share of common stock on the date of exercise of the warrant; and

B = the then-current warrant price of the warrant.

Agreement with Certain Bridge Investors - On December 14, 2007 the Company entered into a Waiver and Investment Agreement and an Acknowledgement and Agreement to Modification of Waiver and Investment Agreement (collectively, the “Waiver”) with the holders of the Company’s outstanding 10% senior secured convertible notes (the “Bridge Notes”) in the aggregate principal amount of $995,000 (“Bridge Investors”). Pursuant to the Waiver, the Bridge Investors agreed to extinguish the Bridge Notes which matured on October 29, 2007 and to waive any and all existing or prior breaches or defaults under the Bridge Notes and any other rights, including the penalties to which the Bridge Investors were entitled in exchange for the right to convert the outstanding principal amount of the Bridge Notes, plus all accrued and unpaid interest through November 30, 2007 into (i) shares of the Company’s common stock par value $0.0001 per share (“Common Stock”) at a conversion price of $0.04 per share and (ii) a five-year year warrant to purchase the same number of shares of Common Stock issued upon conversion of the Bridge Notes, at an exercise price of $0.08 per share.

Pursuant to the terms of the Waiver, on December 14, 2007 the Company issued an aggregate of (i) 25,658,000 shares of Common Stock, and (ii) five-year warrants to purchase an aggregate of 26,034,875 shares of Common Stock at an exercise price of $0.08 per share (the “Warrant Shares”), to the Bridge Investors. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”. The warrants also provide the holder with anti-dilution price protection. The Common Stock and warrants were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

F–20

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

11)	(b) 2007 Equity Transactions — continued

In addition, pursuant to the terms of the Waiver and the Bridge Investors agreeing to convert the Bridge Notes, the Company issued an aggregate of an additional 3,349,282 shares of Common Stock to these Bridge Investors pro rata with their Bridge Note investment. These shares represent a distribution of 5,000,000 shares overall as a condition of the bridge loan conversion, 239,234 of which were distributed to the remaining bridge holder in January, 2008 and a Substitute Warrant for 1,411,483 shares which was distributed to an investor to purchase shares of the Company’s stock at $0.0001. Except for the exercise price, the Substitute Warrant has the same terms as the Bridge Investor Warrants.

Pursuant to a registration rights agreement, the Company has agreed to file a registration statement covering the resale of the Common Stock, Warrant Shares and Substitute Warrant Shares no later than January 25, 2008 (the “Filing Date”). The Company filed the required registration statement on January 25, as required.

In addition, the registration statement must be declared effective on or before 60 days from the Filing Date. If the Company does not cause the registration statement to be declared effective by the required date, then each investor in the offering will be entitled to liquidated damages, payable in cash or Common Stock, at the company’s option, equal to 1% of the aggregate purchase price paid by such investor for the securities, and an additional 1% for each month that the Company does not cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate gross proceeds of the offering.

12)	Stock Options

On December 31, 2007, the Company had two share-based compensation plans which are described below. The main plan, the 2006 Stock Plan listed below was the most recently adopted. The second plan relates to the 1,988,334 shares of Company Common Stock awarded in September, 2006 in conjunction with a recapitalization. The compensation cost that has been charged to operations for those plans was $106,741 for the fiscal year ended December 31, 2007, $57,363 for the fiscal year ended December 31, 2006, and $183,100 for the period since inception (December 26, 2000). Except as discussed in Note 13 ‘Management Exercise,’ no tax or other benefit has been recognized within the statement of operations of any period presented.

2006 Stock Plan and Other Options

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of Common Stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1- to 3-year period of continuous service and have a 10-year term. As of December 31, 2007, no shares of Common Stock had been issued under the Plan; options to purchase 1,315,452 shares of Common Stock were outstanding and 184,548 shares of Common Stock remain available for issuance under the Plan.

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

F–21

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

A summary of the Company’s stock options outstanding and exercisable at December 31, 2007, is presented in the table below:

	Option exercise price							Intrinsic
	$0.14	$0.22	$0.30	$0.90	$1.13	$2.27	Total	Value

Outstanding	348,452	72,000	1,180,308	525,000	345,000	25,000	2,495,760	$-

Weighted average remaining contractual life of options outstanding (in years)	7.40	9.86	8.38	9.53	9.26	8.91	8.65	-

Exercisable	272,252	-	531,188	-	-	8,333	811,773	$-

Accounting for option grants to employees
Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Accordingly, the Company recognized compensation expense only to the extent that it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period. The Company’s management determined, based upon information provided to the Board which included an analysis of (1) the market prices of stock of corporations engaged in the same or similar line of business having their stock actively traded in a free and open market, (2) the nature of the business and the history of the enterprise from its inception, (3) the economic outlook in general and the condition of the specific industry in particular, (4) the book value of the stock and the financial condition of the business, (5) and the Company’s earning and dividend-paying capacities, the fair value of the options in excess of exercise prices granted to employees that vested and remained unforfeited during 2005 and 2004 to be approximately $14,000, which was recorded as compensation expense in 2005.

Prior to July 1, 2004, the Company was unfunded, except for modest founder funding. For stock options granted from inception through June 30, 2004, management determined the fair market value to be the cash value being contributed by founders for their stock holdings. Options granted during this period resulted in no compensation expense upon vesting.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006, included compensation expense for all stock-based compensation awards granted, but not yet vested, prior to January 1, 2006. The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123(R). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

F–22

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

Accounting for option grants to employees — continued
As a result of adopting SFAS 123(R), 2007 compensation expense of $46,470 was recorded. At December 31, 2007, the unamortized value of employee stock options under SFAS 123(R) was approximately $228,433. The unamortized portion will be expensed over a weighted average period of approximately three years.

Accounting for option grants to employees
The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group. As of December 31,2007, with only five quarters of actual trading history, the Company still possesses insufficient historical data to generate meaningful statistics that would yield results more relevant than the method adopted at the end of 2006. The Company will again re-evaluate this methodology at the end of the 2008 fiscal year.

The Company uses historical data to estimate option exercise and employee forfeiture within the valuation model; separate groups of employees that have similar exercise and/or termination behavior (such as management vs. non-management labor) are treated independently for valuation purposes. Although is still remained high in 2007, considering the startup mode under which the Company has functioned to date, it is believed that the forfeiture rate of management and employees will decrease from historic rates . As a result, historic forfeiture rates have been reduced by one half to estimate future behavior. The risk free rate for the periods within the contractual life of the options are based upon the U.S. Treasury yield curve at the time of the grant.

F–23

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

Accounting for option grants to employees — continued
The fair value of each option grant during the years ended December 31, 2006 and 2007, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

For the years ended Dec 31, 2006 & 2007
Dividend yield	0%
Weighted Average volatility	100.83%
Risk-free interest rate (average)	4.61%
Expected lives	5 years

The weighted average fair value of the employee options on the respective dates of grant, using the fair value based methodology for the year ended December 31, 2007 and 2006, was $0.53 and $0.43, respectively.

A summary of the status of the outstanding options and the changes during the year ended December 31, 2007, is presented in the table below:

	Number of Options			Weighted
	Employee	Non-Employee *	Total	Average Exercise Price

Balance January 1, 2007	2,466,672	193,392	2,660,064	$0.43
Granted	1,062,136	217,000	1,279,136	0.98
Exercised	-	-	-	-
Forfeited	(1,443,440)	-	(1,443,440)	0.73
Balance December 31, 2007	2,085,368	410,392	2,495,760	$0.54

	Number of Options Vested
	Employee	Non-Employee *	Total

Vested January 1, 2007	341,263	80,256	421,519
Vested during period	477,936	151,645	629,581
Exercised during period	-	-	-
Forfeited during period	(239,327)	-	(239,327)
Vested at December 31, 2007	579,872	231,901	811,773

*	See 'Option grants to non-employees' below

F–24

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

For the year ended December 31, 2005, under APB 25, approximately $14,000 of stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, for options granted under its plan that had an exercise price less than the market value of the underlying Common Stock on their respective dates of grant.

For the Company’s pro forma information for the year ended December 31, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model described above with the following assumptions used;

For the years ended Dec 31, 2005
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

(All numbers in 000’s except per share data)	For the years ended Dec 31, 2005
Net loss applicable to common stockholders, as reported	$(2,497)
Net effect of difference between total stock-based employee compensation expense determined under APB 25 method for all awards, net of related tax effects	(3)
Pro-forma net loss	$(2,500)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.50)
Pro forma	$(0.50)

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

Option grants to non-employees
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.

For the year ended December 31, 2007, the stock based compensation expense of $60,271 was recorded for non-employees related to the grant of non-transferable stock options to purchase 217,000 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2007. These awards were granted to certain consultants and involved a combination of cash compensation plus stock options that have exercise prices ranging from $0.22 to $1.13. These options generally vest over a three-year service term, expire ten years from date of grant, and contain no performance-related or market condition provisions. Because the consulting arrangements included cash compensation, the options are not valued based on the value of consulting services received, but rather valued based on the value of the option consideration itself. The option compensation has been accounted for in accordance with SFAS 123(R) and EITF 96-18.

The options are valued at their grant date fair value as determined using the Black-Scholes model and applying appropriate dividend yield, expected volatility, interest rate and expected life assumptions applicable to these non-employee options. The calculated fair value will be recorded as consulting expense ratably over the expected service term.

The fair value of each option award was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table, specific to non-employees. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group. As of December 31,2007, with only five quarters of actual trading history, the Company still possesses insufficient historical data to generate meaningful statistics that would yield results more relevant than the method adopted at the end of 2006. The Company will again re-evaluate this methodology at the end of the 2008 fiscal year.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

12)	Stock Options — continued

Option grants to non-employees — continued
For non-employees, the rate of non-exercise was reduced to zero, since there is no forfeiture provision assigned to these options. Although these options expire ten years from the date of grant, an expected life of approximately three years was utilized in the calculation to account for the fact that their exercise will likely occur in a more expedited fashion, with limited forfeiture.

For the years ended Dec 31, 2006 & 2007
Dividend yield	0%
Expected volatility	100.83%
Risk-free interest rate	4.61%
Expected lives	3 years

The weighted average fair value of non-employee options on the respective dates of grant, using the fair value based methodology for non-employees for the year ended December 31, 2007 and 2006, was $0.56 and $0.57 respectively. The unamortized value of non-employee stock options under SFAS 123(R) was approximately $159,528 at December 31, 2007. The unamortized portion will be expensed over a period up to three years consistent with individual consulting service agreements, to be re-evaluated quarterly.

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

13)	Management Exercise of Vested Stock Options

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

	Number of Options Granted	Number of Options Vested and Exercised	Grant Date FMV and Original Exercise Price	Exercise Price		Stock Option Compensation at Grant Date	Compensation at Exercise/Bonus Date	Total Compensation
Nov-04	1,600,000	586,667	$0.02	$0.043	*	$-	$25,227	$25,227
Mar-06	3,550,000	1,733,333	0.02	0.043	*	2,661	71,872	74,533
Jun-06	2,480,000	998,889	0.02	0.043	*	3,814	39,138	42,952
Jul-06	620,000	229,630	0.02	0.043	*	593	9,281	9,874
Sep-06	3,153,322	1,051,107	0.04	0.043		45,199	-	45,199
Total	11,403,322	4,599,626		$0.043		$52,267	$145,518	$197,785

* The exercise price of options granted prior to September 22, 2006, was amended, by mutual agreement between the Company and the employee, to the September 22, 2006, fair market value prior to management’s exercise. In accordance with the provisions of SFAS 123(R), the modifications were treated as an exchange for a new award as of September 26, 2006, and the full amount of the fair value of all vested shares were recorded as compensation expense commensurate with the exercise of 4,599,626 options to purchase common shares of Surfect Technologies, Inc.  Compensation expense related to the unvested options remaining will be recognized over their requisite service periods.

Compensation expense of approximately $52,267 was recognized in relation to share-based compensation earned under the provisions of SFAS 123(R) in relation to options granted to management employees during the year ended December 31, 2006.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

14)	Warrants

As of December 31, 2006, there were warrants to purchase an aggregate of 1,758,250 shares of Common Stock, at an exercise price of $2.00 per share, outstanding. The warrants expire in September, 2010.

On November 30, 2007, the Company accepted subscriptions in a private offering for an aggregate of (i) 21,500,000 shares of Common Stock, and (ii) five-year warrants to purchase an aggregate of 21,500,000 shares of Common Stock at an exercise price of $0.08 per share, for which the Company received gross proceeds of $860,000. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”. Additionally, 1,935,000 warrants exercisable at $.04 per share were granted to a placement agent prior to year end. These warrants expire in 2013.

Pursuant to the terms of the Waiver, on December 14, 2007 the Company issued five-year warrants to purchase an aggregate of 26,034,875 shares of Common Stock at an exercise price of $0.08 per share (the “Warrant Shares”) and 1,788,333 shares of Common Stock at an exercise price of $.0001 per share, to the Bridge Investors. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”. The warrants also provide the holder with anti-dilution price protection.

15)	Loss Per Share

The Company has incurred losses in all periods since inception.

The effect of additional common stock issuable as a result of potential preferred share conversions, cumulative dividends on preferred shares, and exercise of warrants or stock options, net of treasury share repurchases from warrant and stock option proceeds, has not been included in the diluted loss per share calculation since their impact would be anti-dilutive. Such additional potentially issuable shares totaled 55,512,218, 4,418,313, and 3,714,000, at December 31, 2007, 2006, and 2005, respectively.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Financial Statements
Inception (December 26, 2000) through December 31, 2007

16)	Subsequent Events

On January 11, 2008 and January 16, 2008, the Company accepted subscriptions from accredited investors in a private offering for an aggregate of (i) 35,750,000 and 9,875,000 shares of Common Stock, respectively, and (ii) five-year warrants to purchase an aggregate of 35,750,000 and 9,875,000 shares of Common Stock, respectively, at an exercise price of $0.08 per share, for which the Company received gross proceeds of $1,430,000 and $395,000, respectively. These funds included $765,000 received through December 31, 2007.

This equity funding also included issuing 1,530,859 of Common Stock in exchange for the remaining $50,000 of Bridge Notes outstanding which converted to 1,530,859 shares of common stock at $0.04 per share and 1,291,625 warrants to purchase shares of common stock at $0.08 per share, as well as $140,000 of Short Term Notes which were converted into 7,000,000 shares of common stock at $0.02 per share and 7,000,000 warrants to purchase shares at $0.08.

In February, 2008 the Company issued 1,440,000 shares of Common Stock to a placement agent for services provided to the Company in connection with the Company’s Bridge Loan and the obtaining of waivers from the Bridge Investors.

On February 19, 2008, the Company entered into an agreement to escrow $525,000 of funds from the proceeds of the financing completed in January, 2008 with the intent of dedicating these funds to investor relations efforts for worldwide markets. To that end, the Company is pursuing an engagement with an independent investor relations specialist with terms that will authorize the release of escrowed funds in the support of the Company’s investor relations efforts.

On March 22, 2008 the Board of Directors approved the Surfect Holdings, Inc. Equity Incentive Plan (the “Plan”). This Plan is intended to advance the interests of the company by enhancing the ability of the Company to attract and retain qualified employees, consultants, Officers, and directors by creating incentives and rewards for their contributions to the success of the Company. This Plan is intended to comply in all respects with Rule 16b-3 and its successor rules as promulgated under Section 16(b) of the Securities Exchange Act of 1934 for participants who are subject to Section 16 of the Exchange Act. The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 58,000,000. As of March 22, 2008, options to purchase 53,151,929 shares were outstanding and 4,848,071 shares remain available for issuance under the Plan.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).	Controls and Procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 8B.	Other Information.

Not Applicable

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the names, ages and positions of our current directors and executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Steven Anderson	53	President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and Director
Anthony M. Maffia, Jr.	60	Chief Financial Officer
Steve T. Cho	45	Chief Technology Officer
Mark T. Cox	51	Director
Pio M. Verges	54	Director
Michael G. Mezzapelle	51	Director
Laurence P. Wagner	47	Director

Steven Anderson has served as our President, Chief Executive Officer, Secretary and Treasurer and a director since September 2006 and as our Chief Operating Officer since June 2007. Mr. Anderson has also served as President, Chief Executive Officer and as a director of our subsidiary, Surfect Technologies since July 2005 and as its Vice President of Business Development from December 2004 to July 2005. Mr. Anderson has 28 years of packaging industry experience including marketing and technical development activities focused on electronics manufacturing and bringing new innovative interconnect technology to the semiconductor industry. Prior to joining Surfect Technologies, from 2002 through 2004, Mr. Anderson founded and served as president of Altgen, LLC, a solar fuel cell development company. From 2000 until 2002, Mr. Anderson served as the chief executive officer of Silicon Bandwidth, an optical interconnect development company, and from 1988 to 2000, as senior vice president of corporate marketing and business development at Amkor Technologies, a semiconductor industry assembly outsourcing company. Mr. Anderson holds a BSEE degree in Engineering from the University of North Dakota.

Anthony M. Maffia, Jr. has served as our Chief Financial Officer since April 5, 2007 and as Vice President-Finance of Surfect Technologies since January 2007. Mr. Maffia has 29 years of experience in the accounting and finance area, with over 14 years at Amkor Technology, Inc., a semiconductor manufacturing services company. While with Amkor, Mr. Maffia held positions as vice president of financial systems from 2006 to 2007, vice president of finance from 2003 to 2006 and senior director of operations finance from 1993 to 2003. In such capacities, Mr. Maffia provided financial and systems support to Amkor’s manufacturing operations throughout the Asia Pacific Rim. Mr. Maffia holds a BS in Computer Science from New Jersey Institute of Technology and a MBA from Rensselaer Polytechnic Institute.

Steve T. Cho has served as our Chief Technology Officer since June 2007. Dr. Cho has served as manager, new products development at Abbott Labs/Hospira, from 1997 until 2007. Dr. Cho has over 25 years’ experience in applying semiconductor technology to the biomedical, flat panel, military and ICC industries. Dr. Cho holds 29 patents (granted or pending), authored 20 publications and has received 9 technical awards in the area of chip design. Dr. Cho holds a Ph.D. from the University of Michigan, a MBA from UCLA a MSEE from Ohio State University and a BSEE from Massachusetts Institute of Technology.

Mark T. Cox has served as a director since January 11, 2008. In 2003, Mr. Cox founded New Energy Fund LP, a public equity hedge fund which focuses on sustainable energy and has served as its Chief Executive Officer since such time. Prior thereto from 1998 to 2002, Mr. Cox was portfolio manager of Pinnacle International Management LLC. Mr. Cox has 23 years of investment experience in global equity markets as an analyst and portfolio manager. Mr. Cox holds an MBA from Columbia University, a MA from Dundee University and a BA from Université de Toulouse le Mirail, France.

Pio M. Verges has served as a director since January 11, 2008. Mr. Verges has been a financial consultant for various European companies since the early 1990s. Mr. Verges has been a professor of finance at La Salle Universities for its MBA and Master in Information Management programs and at the European University for its BBA and MBA programs in Barcelona, Spain. Mr. Verges holds a law degree from the School of Law, University of Navarra, Pamplona, Spain and an MBA from I.E.S.E. University of Navarra, Barcelona, Spain.

Michael G. Mezzapelle has served as a director since January 11, 2008. In December 2002, Mr. Mezzapelle founded Mezzapelle & Associates, LLC, a certified public accounting firm, which primarily services clients in the Connecticut, New York and New Jersey area. Prior thereto, from 1981 to November 2002, Mr. Mezzapelle was a partner of Strada & Mezzapelle, LLC of Stamford, Connecticut. Mr. Mezzapelle is a Certified Public Accountant and holds a BS degree in Accounting from Fairfield University.

Laurence P. Wagner has served as a director since September 2006. Mr. Wagner has also served as a director of Surfect Technologies since 2004. Mr. Wagner has 22 years’ experience in the semiconductor industry and has since August 2004, served as vice president of strategic business development at KLA-Tencor Corp. From 2001 through 2004, Mr. Wagner was a principal with the Excellerate Group, a management consulting firm. Mr. Wagner worked at FSI International, Inc., a tooling manufacturer (“FSI”), from May 2001 through June 2003, where he served as both senior vice president of FSI and president of its microlithography division and was involved with, among other things, business development, Asia-Pacific and European customer relationships, process re-engineering and product development. Mr. Wagner holds a Masters degree in Chemical Engineering Practice and a Bachelors Degree in Chemical Engineering, both from the Massachusetts Institute of Technology.

There are no family relationships between any of our directors and executive officers.

Committees of the Board of Directors

Audit Committee

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by us and our independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Messrs. Mezzapelle and Verges are our current audit committee members.

Compensation Committee

The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plan and 2008 Equity Incentive Plan and recommends and approves grants of stock and options under such Plan. Messrs. Mezzapelle, Wagner and Anderson are our current compensation committee members.

Board Independence

We believe that each of Laurence Wagner, Michael Mezzapelle and Pio Verges is an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities and Exchange Act of 1934.

 Code of Ethics

Our management has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board of Directors. We have presented it to our Board of Directors for formal approval and expect it will be adopted at the next meeting or by unanimous consent. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Surfect Holdings, Inc., 1800 W. Broadway Road, Tempe, Arizona 85282, Attention: Mr. Anthony Maffia, Jr.

Item 10.	Executive Compensation.

The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) the two highest compensated other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 and were employed by us at December 31, 2007 (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	All Other Compensation		Total
Steven Anderson	2007	$143,621	$27,774	-		$172,395
Chief Executive Officer,	2006	$173,654	$9,156	$137,783	(2)	$320,593
President, Chief Operating
Officer and director

Anthony M. Maffia, Jr.	2007	$85,275	$28,727			$114,002
Chief Financial Officer	2006			-		-

Mark W. Eichhorn(3)	2007	$117,660	$7,047	-		$124,707
Vice President Sales and	2006	$41,885	$1,762	-		$43,697
Marketing

(1)
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123(R), Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 12 to our December 31, 2007 financial statements.

(2)
Represents (i) the exercise of 2,503,333 shares of common stock paid by us and (ii) a “gross up” amount of $49,042 and reimbursed by us for the payment of taxes incurred in connection with such exercises for Mr. Anderson.

(3)	Mr. Eichhorn resigned from our company on January 7, 2008.

The stock options granted below are subject to future vesting conditioned upon employment, or in the case of our directors, service as a director on each applicable vesting date.

On each of March 31, 2006, June 19, 2006 and September 22, 2006, we granted Mr. Anderson a 10-year option to purchase 2,800,000, 1,240,000 and 3,496,276 shares of common stock at $0.02 per share, which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. Based upon a third party appraisal, the exercise price of these options was adjusted to $0.043 per share on September 22, 2006 to more accurately reflect the fair market value of such shares on the grant dates.

On each of June 16, 2006, September 21, 2006, and September 21, 2006, we granted Mr. Eichhorn a 10-year option to purchase 620,000, 620,000, and 768,685 shares of common stock at $0.02 per share which options vest as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of the shares subject to the option commencing with the first day of the month immediately following the date of grant. Based upon a third party appraisal, the exercise price of these options were adjusted to $0.043 per share on September 22, 2006 to reflect the fair market value of the common stock on the grant dates.

On September 21, 2006, we granted Mr. Miles A. Prim, our former Chief Operating Officer, 10-year options to purchase an aggregate of 1,004,342 shares of common stock at an exercise price of $0.02 per share which options vest as to one-third of such shares on the date of grant and which options vest as to one-third of such shares on the first anniversary of grant, and in equal installments as to the balance on each anniversary thereafter. Based upon a third party appraisal, the exercise price of these options were adjusted to $0.043 per share on September 22, 2006 to reflect the fair market value of the common stock on the dates of grant. An aggregate of 114,904 options were forfeited upon Mr. Prim’s resignation on June 26, 2007.

On each of November 30, 2006 and April 5, 2007, we granted Mr. Prim a 10-year option to purchase 144,647 and 197,135 shares of common Stock at exercise prices of $2.27 and $1.13, respectively, which options vest as to one-third of such shares on the first anniversary of the date of grant, and in equal installments as to the balance on each anniversary thereafter. All of such options had not vested and expired upon Mr. Prim’s resignation on June 26, 2007.

On April 5, 2007, we granted Mr. Maffia a 10-year option to purchase an aggregate of 325,000 shares of common stock at an exercise price of $1.13 per share, which options vest as to one-third of such shares on the first anniversary of the date of grant, and in equal installments as to the balance on each anniversary thereafter.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Steven Anderson	36,492	109,476	$0.30	10/15/2014
	126,042	75,625	$0.30	3/31/2016
	65,122	39,073	$0.30	6/19/2016
	209,846	293,785	$0.30	9/22/2016
Mark W. Eichhorn	22,741	31,837	$0.30	6/19/2016
	24,808	34,732	$0.30	9/6/2016
	46,137	64,591	$0.30	9/22/2016
Anthony M. Maffia, Jr.	0	325,000	$1.13	4/5/2017

2006 Stock Plan

Our 2006 Stock Plan was adopted by our directors and stockholders on September 25, 2006. An aggregate of 1,500,000 shares of common stock have been reserved for issuance under the Plan. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by our board of directors or the Compensation Committee. As of December 31, 2007, no shares of common stock have been issued under the Plan, options to purchase 1,315,452 shares of common stock were outstanding and 184,548 shares of common stock remain available for issuance under the Plan.

2008 Equity Incentive Plan

On March 22, 2008, our board of directors approved the 2008 Equity Incentive Plan (the “Plan”) covering stock rights to purchase up to 58,000,000 shares of common stock. Under the Plan, the board of directors or Compensation Committee may authorize options, grants of restricted stock and restricted stock units, and cash and stock-settled stock appreciation rights. On the same date, under the Plan the board approved the granting of five-year non-qualified options exercisable at $0.12 per share to the following executive officers:

Optionee	Position	No. of Options
Steven Anderson	Director, Chief Executive Officer	1,927,731
Anthony M. Maffia, Jr.	Chief Financial Officer	1,393,500
Steve T. Cho	Chief Technology Officer	1,162,731

Under the Plan, these same persons were also granted five-year non-qualified options at an exercise price of $0.15 per share:

Optionee	No. of Options
Steven Anderson	22,632,000
Anthony M. Maffia, Jr.	11,316,000
Steve T. Cho	8,487,000

The options vest over a three-year period on the last calendar day of each fiscal quarter beginning June 30, 2008, as long as each optionee continues to be employed by the Company as of the applicable vesting date. All of the shares of common stock issuable upon exercise of the options referenced in the above two tables may not be publicly sold for a period of 18-months from the date of grant.

Under the Plan, each of the Company’s non-employee directors received automatic grants of five-year non-qualified options, exercisable at $0.12 per share as follows:

Name	No. of Options	Purpose
Mark Cox	200,000	Service as a Director
Michael Mezzapelle	200,000	Service as a Director
	50,000	Service as Chairman of the Audit Committee
Pio Verges	200,000	Service as a Director
Laurence Wagner	200,000	Service as a Director

The options vest over a three-year period on the last calendar day of each fiscal quarter beginning June 30, 2008, as long as each optionee continues to be a director (or Committee Chairman) as of the applicable vesting date.

Director Compensation

The following table lists compensation accrued to non-employee directors in 2007:

DIRECTOR COMPENSATION
Name (a)	Option Awards ($) (d)	Total ($) (j)
Laurence P. Wagner(1)(2)(3)	$756 $6,389	$756 $6,389

(1)
Based upon the aggregate grant date fair value calculated in accordance with FAS 123(R), Share Based Payments. Our policy and assumptions made in the valuation of share based payments are contained in Note 12 to our December 31, 2007 financial statements. The amounts expensed relate to awards of options in prior years.

(2)
On September 24, 2004, Mr. Wagner was granted a 10-year option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.02 per share. On September 27, 2006, in connection with the Merger, each share of common stock subject to the option was converted into 0.144048 shares of common stock resulting in an outstanding option to purchase 21,607 shares of common stock as of December 31, 2006.

(3)
On June 19, 2006, Mr. Wagner was granted a 10-year option to purchase an aggregate of 470,000 shares of common stock at an exercise price of $0.02 per share, which option vests as to one-third of such shares on the date of grant and in equal monthly installments as to the balance of such shares, commencing on July 1, 2006 through June 19, 2009. On September 27, 2006, in connection with the Merger, each share of common stock subject to the option was converted into 0.144048 shares of common stock resulting in an outstanding option to purchase 67,703 shares of common stock as of December 31, 2006.

Other than as set forth above, we have not paid, and currently do not intend to pay our directors cash fees for their services. We reimburse the members of our board of directors for reasonable expenses incurred in connection with their attendance at board and committee meetings. Under the 2008 Equity Incentive Plan, non-employee directors and Chairman of the Board, if any, and Chairman of Committees receive automatic grants of five-year options each year as follows:

Chairman of the Board	100,000 options
Directors	200,000 options
Chairman of a Committee	50,000 options

The options are granted at fair market value and vest quarterly over a three-year period, subject to remaining as a director, Chairman of the Board or Chairman of a committee on each applicable vesting date.

Other Options

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of our common stock in accordance with their terms in connection with the Merger. As of March 28, 2008, options to purchase an aggregate of 995,462 shares remain outstanding.

Employment Agreements

We currently do not have written employment agreements with any of our executive officers. We pay our executive officers salaries as follows:

Name	Title	Annual Salary
Steven Anderson	Chief Executive Officer	$175,000
Anthony M. Maffia, Jr.	Chief Financial Officer	$130,000
Steve T. Cho	Chief Technology Officer	$130,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 24, 2008 regarding the number of shares of common stock beneficially owned by: (i) each person or entity known to us to be the beneficial owner of more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each director, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and disposition power with respect to such shares of common stock.

Name and Address of Beneficial Owner(1)	No. of Shares Beneficially Owned	Percentage Beneficially Owned(2)(3)
Officers and Directors
Steven Anderson(4)	2,813,334	1.2%

Anthony M. Maffia, Jr.(5)	1,501,833	*

Mark W. Eichhorn(6)	64,501	*

Laurence Wagner(7)	72,070	*

Mark T. Cox(8)	9,642,857	7.9%

Michael G. Mezzapelle(9)	500,000	*

Pio Verges	714,286	*
All Officers and Directors as a group (8 persons) (10)	17,594,562	13.8%

5% Shareholders
Leichtensteinische Landesbank AG(11) Staedtle 44 Vaduz 9490	17,988,583	14.8%

Whalehaven Capital Fund Ltd.(12) 160 Summit Avenue Montvale, New Jersey 07645	17,000,000	14.0%

Excalibur Small Cap Opportunity LP(13) 33 Prince Arthur Avenue Toronto, Ontario M5R 1B2, Canada	11,250,000	9.3%

Gemini Master Fund, Ltd.(14) c/o Gemini Strategies 12220 El Camino Real, #400 San Diego, California 92130	7,371,700	6.2%

New Energy Fund LP(8) 527 Madison Avenue New York, New York 10022	9,642,857	7.9%

ITU Ventures West I, L.P. (15) 1900 Avenue of the Stars Suite 2701 Los Angeles, California 90067	6,572,316	5.6%

Tundra Alternative Energy Fund Ltd. (16) Sir Walter Raleigh House 48-50 Esplanade St. Heller, Jersey Jel 4HH	7,142,857	5.9%
_______________
* Less than 1%

(1)
Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Surfect Holdings, Inc., 1800 West Broadway Road, Tempe, Arizona 85282. Because we are not required to file reports with the Securities and Exchange Commission under Section 13 of the Exchange Act, the information on 5% stockholders is based upon our knowledge.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock issuable upon the exercise of stock options or warrants or the conversion of other securities held by that stockholder that are currently exercisable or convertible, or are exercisable or convertible within 60 days, are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for the purposes of computing percentage ownership of each other stockholder. Shares issuable under certain outstanding warrants, having contractual provisions limiting exercise to the extent such exercise would cause such beneficial owner, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock that would exceed 4.99% of our then outstanding shares of common stock following such exercise are excluded from the shares and percentage ownership indicated in the table.

(3)	Based on 121,545,809 shares of common stock outstanding as of March 7, 2008.

(4)	Includes 2,452,734 shares issuable upon the exercise of currently exercisable stock options.

(5)	Includes 1,393,500 shares issuable upon the exercise of currently exercisable stock options and 108,333 exercisable within 60 days.

(6)	Mr. Eichhorn resigned from our company on January 4, 2008.

(7)	Represents options exercisable presently or within 60 days.

(8)	Mark T. Cox is chief executive officer of New Energy Fund LP and has sole voting and investment power over shares held by it. He disclaims beneficial ownership of the shares owned by it.

(9)
Includes (i) 250,000 shares owned by Goliath Holdings LLC (“Goliath”), of which Mr. Mezzapelle is the president, and (ii) 250,000 shares issuable upon the exercise of currently exercisable warrants. Mr. Mezzapelle disclaims beneficial ownership of such shares.

(10)	Includes the Company’s Chief Technology Officer.

(11)
Michael Aebli, Assistant Manager of Liechtensteinische Landesbank AG, has voting and investment power over the shares held by Liechtensteinische Landesbank AG. Excludes 8,458,125 shares issuable upon exercise of warrants.

(12)
Michael Finkelstein, investment manager, Arthur Jones and Trevor Williams, directors, and Brian Mazzella, chief financial officer of Whalehaven Capital Fund Limited, share voting and investment power over the shares held by Whalehaven Capital Fund Limited. Messrs. Finkelstein, Jones, Williams and Mazzella each disclaim beneficial ownership of such shares. Excludes 15,000,000 shares issuable upon exercise of warrants.

(13)
Will Hechter, the president of Excalibur Capital Management Inc., the general partner of Excalibur Small Cap Opportunities LP, has sole voting and investment power over shares held by Excalibur Small Cap Opportunities LP. Mr. Hechter disclaims beneficial ownership of such shares. Excludes 11,250 shares issuable upon exercise of warrants.

(14)
Steven W. Winters, the managing member of Gemini Strategies, LLC, the investment manager of Gemini Master Fund, Ltd., has sole voting and investment power over shares held by Gemini Master Fund, Ltd. Mr. Winters disclaims beneficial ownership of such shares. Includes 100,000 shares issuable upon exercise of currently exercisable warrants. Excludes 9,540,208 shares issuable upon exercise of warrants.

(15)
Chad Brownstein and Jonah Schnel, managing partners of ITU Ventures West Capital Management, L.P., the manager of ITU Ventures West I, L.P., have voting and investment power over the shares held by it. Includes 250,000 shares issuable upon exercise of currently exercisable warrants.

(16)
Gerard Reid, fund manager of Tundra Alternative Energy Fund, has sole voting and investment power over shares held by Tundra Alternative Energy Fund. Mr. Reid disclaims beneficial ownership of such shares. Excludes 5,000,000 shares issuable upon exercise of warrants.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

All of our officers and directors and 5% stockholders at the time of the Merger received 0.144048 shares of common stock in the Merger for each share of common stock held by them prior to the Merger, which represented the same conversion ratio as our other stockholders received, except for ITU Ventures which paid additional compensation of $500,000 for its shares. We issued a total of 7,455,123 shares of common stock to our officers, directors and 5% stockholders, out of a total of 8,001,666 shares issued in the Merger and 1,998,334 shares reserved for issuance pursuant to stock options held by management in connection with the Merger. ITU Ventures is a 5% stockholder.

On September 27, 2006, concurrently with the 2006 Private Placement, we issued (i) 500,000 shares of common stock upon conversion of a 9% promissory note in the principal amount of $500,000, dated August 10, 2006, and (ii) a four-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 to ITU Ventures, a 5% stockholder.

Item 13.	Exhibits.

Exhibit
Number	Description

2.1	Agreement of Merger and Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (6)
3.4	Certificate of Amendment (2)
3.5	Bylaws (3)
4.1	Form of Warrant issued under Common Stock Subscription Agreement (1)
4.2	Form of Placement Agent and Finders Warrant (8)
4.3	Placement Agent Letter Agreement between Granite Financial Group, LLC and Surfect Technologies, Inc. (1)
4.4	Placement Agent Letter Agreement between WFG Investments, Inc. and Surfect Technologies, Inc. (1)
4.5	Letter Agreement between Westminster Securities Corporation and Surfect Technologies, Inc. (1)
4.6	Form of Warrant (5)
4.6	Engagement Letter with Westminster Securities Corporation (5)
4.8	Amendment to Westminster Securities Corporation Engagement Letter (5)
10.1	Form of Unit Subscription Agreement (1)
10.2	Form of Subscription Agreement (10)
10.3	Form of Supplement No. 1 to Subscription Agreement (5)
10.4	Form of Registration Rights Agreement (5)
10.5	2006 Option Plan (1)
10.6	2008 Equity Incentive Plan (11)
10.7	Form of Option Agreement (1)
10.8	Form of Promissory Note (5)
10.9	Form of Waiver and Investment Agreement with the Bridge Investors (6)
10.10	Form of Acknowledgment and Agreement to Modification of Waiver and Investment Agreement (6)
10.11	Lock-Up Agreement with ITU Ventures West, I, L.P. (5)
10.12	Separation Agreement with Thomas Griego (1)
10.13	Separation and Release Agreement with Miles Prim (9)
10.14	Separation and Release Agreement with Mark Eichhorn (9)
10.15	Lease Agreement (9)
21.1	List of Subsidiaries (7)
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)
_______________

(1)	Contained in Form 8-K filed on October 3, 2006.
(2)	Contained in Form 8-K filed on March 5, 2008.
(3)	Contained in Form 8-K filed on September 18, 2006.
(4)	Contained in Form 8-K filed on June 1, 2007.
(5)	Contained in Form 8-K filed on November 30, 2007.
(6)	Contained in Form 8-K filed on December 14, 2007.
(7)	Contained in the SB-2 filed November 30, 2006.
(8)	Contained in the SB-2/A filed May 14, 2007.
(9)	Contained in the S-1/A filed March 13, 2008.
(10)	Contained in Form 8-K filed January 11, 2008.
(11)	Contained in Form 8-K filed March 27, 2008.

Item 14.	Principal Accounting Fees and Services.

REDW, LLC (“REDW”) has served as our independent registered public accounting firm since October 23, 2006 and as Surfect Technologies’ independent registered public accounting firm since July 18, 2006. The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006 and December 31, 2005 by REDW.

	2007	2006
Audit Fees(1)	$89,467	$52,626
Audit-Related Fees(2)	$19,889	$15,846
Tax Fees(3)	$7,884	$3,059
All Other Fees	$0	$0
__________

(1)	Comprised of fees for the audit of our annual financial statements and review of our quarterly reports on Form 10-QSB.
(2)	Includes fees related to the review of our Current Reports on Form 8-K and Registration Statements on Form SB-2 and amendments thereto.
(3)	Comprised of services for tax compliance and tax research.

On September 27, 2006, we dismissed Moore & Associates, Chartered (“Moore”) as our independent registered public accounting firm as disclosed in our Current Report on Form 8-K, dated September 27, 2006. The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2006 by Moore.

2006
Audit Fees(1)	$2,750
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0
__________

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008
SURFECT HOLDINGS, INC.

By:	/s/ Steven Anderson
Steven Anderson
Chief Executive Officer and President (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Steven Anderson Steven Anderson	Director	March 28, 2008
/s/ Anthony M. Maffia, Jr. Anthony M. Maffia, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008
/s/ Laurence P. Wagner Laurence P. Wagner	Director	March 31, 2008
/s/ Mark T. Cox Mark T. Cox	Director	March 28, 2008
/s/ Pio M. Verges Pio M. Verges	Director	March 28, 2008
/s/ Michael G. Mezzapelle Michael G. Mezzapelle	Director	March 28, 2008

Exhibit Index

Exhibit
Number	Description

2.1	Agreement of Merger and Plan of Reorganization (1)
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (6)
3.4	Certificate of Amendment (2)
3.5	Bylaws (3)
4.1	Form of Warrant issued under Common Stock Subscription Agreement (1)
4.2	Form of Placement Agent and Finders Warrant (8)
4.3	Placement Agent Letter Agreement between Granite Financial Group, LLC and Surfect Technologies, Inc. (1)
4.4	Placement Agent Letter Agreement between WFG Investments, Inc. and Surfect Technologies, Inc. (1)
4.5	Letter Agreement between Westminster Securities Corporation and Surfect Technologies, Inc. (1)
4.6	Form of Warrant (5)
4.6	Engagement Letter with Westminster Securities Corporation (5)
4.8	Amendment to Westminster Securities Corporation Engagement Letter (5)
10.1	Form of Unit Subscription Agreement (1)
10.2	Form of Subscription Agreement (10)
10.3	Form of Supplement No. 1 to Subscription Agreement (5)
10.4	Form of Registration Rights Agreement (5)
10.5	2006 Option Plan (1)
10.6	2008 Equity Incentive Plan (11)
10.7	Form of Option Agreement (1)
10.8	Form of Promissory Note (5)
10.9	Form of Waiver and Investment Agreement with the Bridge Investors (6)
10.10	Form of Acknowledgment and Agreement to Modification of Waiver and Investment Agreement (6)
10.11	Lock-Up Agreement with ITU Ventures West, I, L.P. (5)
10.12	Separation Agreement with Thomas Griego (1)
10.13	Separation and Release Agreement with Miles Prim (9)
10.14	Separation and Release Agreement with Mark Eichhorn (9)
10.15	Lease Agreement (9)
21.1	List of Subsidiaries (7)
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)
_______________

(1)	Contained in Form 8-K filed on October 3, 2006.
(2)	Contained in Form 8-K filed on March 5, 2008.
(3)	Contained in Form 8-K filed on September 18, 2006.
(4)	Contained in Form 8-K filed on June 1, 2007.
(5)	Contained in Form 8-K filed on November 30, 2007.

(6)	Contained in Form 8-K filed on December 14, 2007.
(7)	Contained in the SB-2 filed November 30, 2006.
(8)	Contained in the SB-2/A filed May 14, 2007.
(9)	Contained in the S-1/A filed March 13, 2008.
(10)	Contained in Form 8-K filed January 11, 2008.
(11)	Contained in Form 8-K filed March 27, 2008.