Form 10-Q
period 2008-03-31
Surfect Holdings, Inc
filed 2008-05-20
CIK 1356505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

SURFECT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-132597	88-0513176
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

180 West Broadway Road
Tempe, Arizona 85282
(Address of Principal Executive Office) (Zip Code)

(480) 968-2897
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

As of May 15, 2008 there were 121,933,309 shares of the issuer’s common stock, par value $0.0001 per share outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐ Yes   ☐ No

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets &nd March 31, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and for the period from December 26, 2000 (inception) to March 31, 2008	3

	Condensed Consolidated Statement of Stockholders’ Equity for the period from December 26, 2000 (inception) to March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from December 26, 2000 (inception) to March 31, 2008	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Item 4T	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2008	Dec 31, 2007
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$924,279	$12,373
Cash escrowed in advance of equity financing	-	765,000
Inventory	382,154	373,366
Prepaid expenses and other assets	99,632	121,123
Total current assets	1,406,065	1,271,862

Fixed assets
Furniture and machinery	467,854	467,854
Office and computer equipment	140,014	140,014
Leasehold improvements	36,697	36,697
	644,565	644,565
Less accumulated depreciation and amortization	(262,818)	(236,106)
Total fixed assets	381,747	408,459

Intangibles
Pending patents and trademarks	169,966	169,966
Issued patents, net of accumulated amortization of $6,080 and $5,508 as of March 31, 2008 and December 31, 2007, respectively	39,734	40,305
Total intangibles	209,700	210,271

Total assets	$1,997,512	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2008	Dec 31, 2007
	(unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$395,110	$348,326
Escrowed proceeds from equity offering	-	765,000
Notes payable	28,592	240,036
Current portion of capital lease	2,654	2,375
Other accrued liabilities	82,701	217,886
Total current liabilities	509,057	1,573,623

Long-term liabilities, less current portion
Capital lease	1,341	2,472
Total long-term liabilities	1,341	2,472

Total liabilities	510,398	1,576,095

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001; 500,000,000 authorized, 121,808,309 issued at March 31, 2008	12,181	6,595
Additional paid-in capital	15,450,151	12,822,707
Deficit accumulated during development stage	(13,975,218)	(12,514,805)
Total stockholders' equity	1,487,114	314,497
Total liabilities and stockholders' equity	$1,997,512	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to March 31,
	2008	2007	2008

Sales	$-	$-	$220,939

Cost of sales	-	-	345,173

Gross profit	-	-	(124,234)

Expenses
Payroll and employee benefits	687,969	533,191	5,374,876
Research and development	54,326	89,498	2,147,261
General and administrative	641,862	379,548	4,537,882
Sales and marketing	55,297	34,918	597,636
Depreciation and amortization	27,284	18,132	362,526
Interest	563	1,119	1,010,665
Total expenses	1,467,301	1,056,406	14,030,846

Other income	6,888	23,044	179,862

Net loss	$1,460,413	$1,033,362	$13,975,218

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.07	$1.28

Shares used in computing basic and diluted net loss per share attributable to common stockholders	114,308,809	14,201,667	10,877,282

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
For the Period From December 26, 2000 (Inception) to March 31, 2008

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Condensed Consolidated Statement of Stockholders’ Equity
For the Period From December 26, 2000 (Inception) to March 31, 2008 (continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Purchase and cancellation of STI non-qualified investor common shares	(322,679)	$(13,875)	-	$-	$-	$-	$(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	-	-	-	-	800
Issuance of Common stock for net proceeds of $2,950,630 cash, and including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	-	-	2,950,260	-	2,950,630
Net loss for the year ended December 31, 2006	-	-	-	-	-	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	-	-	9,921,019	(7,669,407)	2,253,032
Penalty shares issued due to delayed registration	112,000	11	-	-	(11)	-	-
Issuance of common stock to originate $1,500,000 convertible promissory notes payable	660,000	66	-	-	620,334	-	620,400
Issuance of common stock to originate $300,000 convertible promissory notes payable	144,000	14	-	-	136,786	-	136,800
Issuance of common stock as a portion of severance to employee	50,000	5	-	-	29,995	-	30,000
Issuance of common stock to a consultant	75,000	8	-	-	15,750	-	15,758
Net proceeds from issuance of common stock at $0.04 per share	21,500,000	2,150	-	-	764,869	-	767,019
Issuance of common stock to a bridge loan holder in exchange for $188,750 demand note	200,000	20	-	-	188,730	-	188,750
Issuance of common stock to bridge loan holders to convert $995,000 of debt plus related accrued interest	29,007,282	2,901	-	-	1,038,494	-	1,041,395
Share-based compensation - employee	-	-	-	-	46,470	-	46,470
Share-based compensation - non-employee	-	-	-	-	60,271	-	60,271
Net loss for the year ended December 31, 2007	-	-	-	-	-	(4,845,398)	(4,845,398)
Balance at December 31, 2007	65,949,949	6,595	-	-	12,822,707	(12,514,805)	314,497
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	1,530,860	153	-	-	51,512	-	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt.	7,000,000	700	-	-	139,300	-	140,000
Net proceeds of $1,697,880 from issuance of common stock at $0.04 per share	47,065,000	4,707	-	-	1,693,173	-	1,697,880
Issuance of common stock as a portion of severance to employee	112,500	11	-	-	13,489	-	13,500
Issuance of common stock to a consultant	150,000	15	-	-	17,985	-	18,000
Share-based compensation - employee	-	-	-	-	472,681	-	472,681
Share-based compensation - non-employee	-	-	-	-	239,304	-	239,304
Net loss for the quarter ended March 31, 2008	-	-	-	-	-	(1,460,413)	(1,460,413)
Balance at March 31, 2008 (1)	121,808,309	$12,181	-	-	$15,450,151	$(13,975,218)	$1,487,114
(1) The period from December 31, 2007 through March 31, 2008 is unaudited

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to March 31,
	2008	2007	2008
Operating activities
Net loss	$(1,460,413)	$(1,033,362)	$(13,975,218)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,284	18,132	362,526
Loss on disposal of assets	-	-	26,873
Stock based compensation	743,485	60,872	1,152,596
Interest accrued converted to preferred stock	-	-	120,426
Interest accrued converted to common stock	-	-	46,395
Expenses payable converted to preferred stock	-	-	45,168
Warranty recovery	-	-	(44,189)
Inventory impairment charged to cost of sales	-	-	278,628
Amortization of debt discount	-	-	757,200
Changes in operating assets and liabilities
Inventory	(8,788)	(295,206)	(872,157)
Prepaid expenses and other current assets	21,491	(52,338)	(99,633)
Accounts payable	46,783	(4,211)	395,109
Other Accrued liabilities	(133,520)	(37,853)	128,555
Net cash used in operating activities	(763,678)	(1,343,966)	(11,677,721)

Investing activities
Investment in intangibles	-	(11,892)	(215,780)
Investment in fixed assets	-	(36,482)	(495,838)
Net cash used in investing activities	-	(48,374)	(711,618)

Financing activities
Proceeds from notes payable	-	-	4,379,506
Repayments on notes payable	(21,444)	(19,560)	(977,163)
Proceeds from loans from officers	-	-	86,769
Repayments on loans from officers	-	-	(86,769)
Net proceeds from issuance of common stock	1,697,880	-	5,016,847
Proceeds from issuance of preferred stock	-	-	4,948,285
Net payments against capital lease	(852)	(571)	(7,696)
Repayments on leasehold improvement notes	-	-	(46,161)
Net cash provided (and used) by financing activities	1,675,584	(20,131)	13,313,618

Net increase (decrease) in cash and cash equivalents	911,906	(1,412,471)	924,279
Cash and cash equivalents at beginning of period	12,373	1,983,326	-
Cash and cash equivalents at end of period	$924,279	$570,855	$924,279

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,		For the Period from December 26, 2000 (Inception) to December 31,
	2008	2007	2007

Interest paid	$563	$1,119	$79,574

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$-	$-	$11,691
Leasehold improvements acquired via notes payable	-	-	46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	-	-	1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	-	-	500,000
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares	-	-	500,000
Issuance of 400,000 shares of common stock to investor relations consultants as part of recapitalization	-	-	400,000
Debt discount in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	-	-	620,400
Debt discount in connection with issuance of 144,000 shares of common stock and bridge loan of $300,000	-	-	136,800
Conversion of $188,750 demand note for 200,000 shares of common stock	-	-	188,750
Common stock issued in exchange for $995,000 bridge loans plus accrued interest	-	-	1,041,395
Transfer of inventory to fixed assets	-	-	211,374
Writeoff of fully depreciated fixed assets	-	-	68,745
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	51,665	-	51,665
Issuance of common stock to short term note holdeers to convert $140,000 of debt.	140,000	-	140,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the period presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Report on Form 10-KSB dated March 31, 2008.

The unaudited condensed consolidated financial statements as of March 31, 2008 for the three month period then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through March 31, 2008 and expects such losses to continue as it begins marketing its product. The Company also anticipates further research and development programs as it continues to develop its products. The Company remains in the development stage, and its ability to continue as a going concern is dependent on its ability to raise additional capital to commercialize its products and, subsequently, on sufficient inflow of operating revenue derived from the sale of its products at sufficient profit margin to cover operating expenses.

As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. As described in Note 2(b), during 2007, Surfect received net proceeds of $767,019 from equity funding, a $1,800,000 bridge financing and $140,000 of short-term convertible notes to meet its short-term working capital needs. On January 11, 2008 and January 16, 2008, the Company sold additional equity securities and received gross proceeds of $1,430,000 and $395,000, respectively. However, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
As of March 31, 2008

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

Inventories
Inventories are carried at the lower of first-in, first out (FIFO) cost or net realizable value. The Company reviewed its inventories to identify items with cost in excess of estimated net realizable value and recorded an impairment allowance of $278,628 as a cost of sales at December 31, 2007. During the quarter ended March 31, 2008, the Company again reviewed its inventory valuation and determined that no additional impairment allowance was needed. It is reasonably possible that the company’s estimates of net realizable values could be revised again in the near term due to technological and other changes.

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
As of March 31, 2008

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

Share-based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Compensation for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected terms of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the merger in September 2006, the volatility of its common stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

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

Other Comprehensive Income
From inception through December 31, 2007 and March 31, 2008, the Company had no changes in equity which constitute components of other comprehensive income.

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

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

2.	Issuance of New Securities

 (a) 2007 Equity Transactions

Equity Raise - On November 30, 2007, the Company accepted subscriptions in a private offering for (i) 21,500,000 shares of Common Stock, and (ii) five-year warrants to purchase 21,500,000 shares of Common Stock at an exercise price of $0.08 per share, for which the Company received gross proceeds of $860,000 and net proceeds of $767,019. The warrants may be exercised, at the option of the holder, by cash payment of the exercise price or by “cashless exercise”

Agreement with Certain Bridge Investors - On December 14, 2007 the Company entered into a Waiver and Investment Agreement and an Acknowledgement and Agreement to Modification of Waiver and Investment Agreement (collectively, the “Waiver”) with the holders of the Company’s outstanding 10% senior secured convertible notes (the “Bridge Notes”) in the principal amount of $995,000 (“Bridge Investors”). Pursuant to the Waiver, the Bridge Investors agreed to cancel the Bridge Notes which matured on October 29, 2007 and to waive any and all existing or prior breaches or defaults under the Bridge Notes and any other rights, including the penalties to which the Bridge Investors were entitled in exchange for the right to convert the outstanding principal amount of the Bridge Notes, plus all accrued and unpaid interest through November 30, 2007 into (i) shares of the Company’s common stock par value $0.0001 per share (“Common Stock”) at a conversion price of $0.04 per share and (ii) a five-year year warrant to purchase the same number of shares of Common Stock issued upon conversion of the Bridge Notes, at an exercise price of $0.08 per share.

Pursuant to the terms of the Waiver, on December 14, 2007 the Company issued (i) 25,658,000 shares of Common Stock, and (ii) five-year warrants to purchase 26,034,863 shares of Common Stock at an exercise price of $0.08 per share (the “Warrant Shares”), to the Bridge Investors. The warrants provide the holder with anti-dilution price protection. The Common Stock and warrants were offered and sold solely to “accredited investors” in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933.

In addition, pursuant to the terms of the Waiver and the Bridge Investors agreeing to convert the Bridge Notes, the Company issued an an additional 3,349,282 shares of Common Stock to these Bridge Investors pro rata with their Bridge Note investment. These shares represent a distribution of 5,000,000 shares overall as a condition of the bridge loan conversion, 239,234 of which were distributed to the remaining bridge holder in January, 2008 and a Substitute Warrant for 1,411,483 shares which was distributed to an investor to purchase shares of the Company’s stock at $0.0001. Except for the exercise price, the Substitute Warrant has the same terms as the Bridge Investor Warrants.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

2.	Issuance of New Securities (continued)

(b) 2008 Equity Transactions

On January 11, 2008 and January 16, 2008, the Company accepted subscriptions from accredited investors in a private offering for (i) 35,750,000 and 9,875,000 shares of Common Stock, respectively, and (ii) five-year warrants to purchase 35,750,000 and 9,875,000 shares of Common Stock, respectively, at an exercise price of $0.08 per share, for which the Company received gross proceeds of $1,430,000 and $395,000, respectively. These funds included $765,000 received through December 31, 2007.

This equity funding also included issuing 1,530,860 of Common Stock in exchange for the remaining $50,000 of Bridge Note outstanding which converted to 1,530,860 shares of Common Stock at $0.04 per share and 1,291,625 warrants to purchase shares of Common Stock at $0.08 per share, as well as $140,000 of Short Term Notes which were converted into 7,000,000 shares of Common Stock at $0.02 per share and 7,000,000 warrants to purchase shares at $0.08.

In February, 2008 the Company issued 1,440,000 shares of Common Stock to a placement agent for services provided to the Company in connection with the Company’s Bridge Loan and the obtaining of waivers from the Bridge Investors.

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Common Stock, no later than January 25, 2008 (the “Filing Date”). The Company filed the registration statement on January 25, as required.

In addition, the registration statement was required to be declared effective on or before 60 days from the Filing Date, which did not occur. Due to the delay, each investor in the offering is entitled to liquidated damages, payable in cash or Common Stock, at the company’s option, equal to 1% of the aggregate purchase price paid by such investor for the securities, and an additional 1% for each additional month that the Company does not cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate gross proceeds of the offering. To date, the Company has issued 104,788,142 shares of Common Stock. The penalty is limited to those shares which the SEC does not exclude from the registration statement; only 2,767,147 shares are contained in the registration statement, which has not been declared effective.

3.	Inventories

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished good inventory, as well some work in process sub-assemblies obtained from vendors in advance of final assembly. At March 31, 2008, the Company’s inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be marketable to end customers in their present form. During the first quarter of 2008, the Company shipped and placed one tool with a potential customer, per a conditional purchase order. The Company currently anticipates shipment and placement of a second tool prior to the end of the second quarter 2008. Sales will be recognized if and when customer acceptance is confirmed.

During 2007, the Company transferred its oldest production tool from finished goods inventory into fixed assets at its Tempe, AZ facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue from plating activities. As a result, the value of this tool, $211,374, was reclassified as a fixed asset, to be depreciated over its useful life.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

4.	Intangibles

Patents at March 31, 2008 and December 31, 2007, include capitalized costs of $39,734 and $40,305, respectively, net of amortization of $6,080 and $5,508, respectively. These balances consist of filing fees and executory costs related to acquiring a trademark and U.S. and international patents. Costs incurred to acquire trademarks and pending pending patents with related costs of $169,966, have not commenced amortization pending receipt of the related trademarks and patents. None of these costs are considered impaired at any balance sheet date reported herein.

Filing fees and executory costs associated with patent applications are capitalized at the time incurred. Upon acceptance of a patent filing, the Company amortizes the costs over the associated life of the patent. In the event of denial or in the event a capitalized patent is deemed to be without worth, the unamortized balance is expensed.

5.	Notes Payable

	March 31, 2008	December 31, 2007

Bridge note, 10% per annum, interest accrued monthly, subsequently converted to equity		$50,000
12% senior secured convertible note, converted to equity in January 2008		140,000
Note to insurance carrier, 8.5% interest	28,592	50,036
	$28,592	$240,036

Bridge Financing - On June 1, 2007, the Company issued 10% senior secured convertible promissory notes due October 29, 2007 (“Bridge Notes”), to certain accredited investors in the principal amount of $1,500,000 for which the Company received net proceeds of $1,475,000. The Bridge Notes were collateralized by all of the Company’s assets and the assets of its subsidiary. On July 20, 2007 the Company issued additional Bridge Notes in the principal amount of $300,000, all of which the Company received as net proceeds. A total of 804,000 shares of the Company’s Common Stock were issued as additional consideration to lenders.

During the final quarter of 2007, all but $50,000 of the Bridge Notes were either repaid in cash or were converted to Common Stock plus warrants. On January 11, 2008, the remaining $50,000 Bridge Notes were converted to common shares and warrants in the same manner as the other Bridge Notes.

On December 6, 2007 and December 14, 2007 the Company issued short-term promissory notes (“Short-Term Notes”), in the aggregate principal amounts of $100,000 and $40,000, respectively, which notes bear interest at the rate of 12% per annum, and which outstanding principal and accrued interest, pursuant to the terms of the Short-Term Notes, automatically converted into the same securities offered in our private placement offering at a 50% discount to the offering price on January 11, 2008.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

6.	Income Taxes

The Company had no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through March 31, 2008, the Company incurred taxable losses totaling approximately $12,426,000, which are available to offset future taxable income through 2026, subject to ownership change limitations.

7.	Stock Options

On March 31, 2008, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $711,985 for the three months ended March 31, 2008.

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. The purpose of the Plan was to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan was administered by the Company’s board of directors. Option awards were granted at an exercise price equal to the average closing price of the Company’s Common Stock for the 10 trading days immediately prior to the grant; those options generally vest based upon a one to three-year period of continuous service and have a 10 year term. As of March 31, 2008, options to purchase 1,115,452 shares of Common Stock were outstanding and 384,548 shares of Common Stock remain unissued under this Plan.

On March 22, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan. A total of 58,000,000 shares of Common Stock were reserved for issuance under the 2008 Equity Incentive Plan. This Plan is intended to advance the interests of the Company by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors by creating incentives and rewards for their contributions to the success of the Company. This Plan is administered by the Company’s board of directors, with the advice and recommendation of the compensation committee. Option awards are granted at an exercise price equal to the closing price of the Company’s Common Stock for the last trading day immediately prior to the grant; those options generally vest, if at all, over a three-year period of continuous service in three month increments and have a five year term. As of March 31, 2008, options to purchase 53,151,929 shares of Common Stock were outstanding and 4,848,071 shares of Common Stock remain unissued under this Plan. Additionally, certain members of the Company’s management held 1,998,334 options granted or converted when the company completed its Merger and Recapitalization in September 2006. Of this amount, a total of 955,462 options remain outstanding at March 31, 2008 and 430,460 are vested.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the three months ended March 31, 2008 is presented in the table below:

	Number of Options			Weighted Average
	Employee	Non-Employee	Total	Exercise Price

Balance December 31, 2007	2,085,368	410,392	2,495,760	$0.54
Granted	49,742,274	3,409,655	53,151,929	0.15
Exercised	-	-	-	-
Forfeited	(424,846)	-	(424,846)	0.58
Balance March 31, 2008	51,402,796	3,820,047	55,222,843	$0.16

	Number of Options Vested
	Employee	Non-Employee	Total

Vested at December 31, 2007	579,872	231,901	811,773
Vested during period	5,298,544	2,359,655	7,658,199
Exercised during period	-	-	-
Forfeited during period	(112,423)	-	(112,423)
Vested at March 31, 2008	5,765,993	2,591,556	8,357,549

On March 22, 2008 the board of directors granted 7,540,179 five year fully vested options to key management personnel in recognition of exceptional support to the Company. Also, on that same day, in conjunction with terms of the equity financing completed in January 2008, the board granted 45,611,750 options to employees, key consultants and non-management board members under the 2008 Equity Incentive Plan.

A summary of the Company’s stock options outstanding and exercisable at March 31, 2008 is presented in the table below:

		Option exercise price
	$0.12	$0.14	$0.15	$0.22	$0.30	$0.90	$1.13	$2.27	Total	Intrinsic Value

Outstanding	8,390,179	348,452	44,761,750	72,000	955,462	325,000	345,000	25,000	55,222,843	$-

Weighted average remaining contractual life of options outstanding (in years)	4.97	5.75	4.97	9.61	8.06	9.28	9.01	8.67	5.09

Exercisable	7,540,179	279,034	5,000	-	525,003	-	-	8,333	8,357,549	$-

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

7.	Stock Options (continued)

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

As a result of adopting SFAS 123(R), share-based employee compensation expense of $472,681 was recorded during the quarter ended March 31, 2008. At March 31, 2008, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $1,468,941, and will continue to be amortized quarterly over a period of less than three years.

Option Grants to Non-employees
For non-employees, the rate of non-exercise was assumed to be zero, since there is no forfeiture provision assigned to these options. Although these options expire five to ten years from the date of grant, an expected life of approximately 3 years was utilized in the calculation to account for the fact that their exercise will likely occur in a more expedited fashion, with limited forfeiture.

For the quarter ended March 31, 2008, stock based compensation expense of $239,304 was recorded for non-employees related to the grant of non-transferable stock options to purchase 3,820,047 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates. At March 31, 2008, the unamortized amount of non-employee share-based expense was $226,715 which will continue to be amortized quarterly over a period of less than three years.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2008

8.	Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona which later in the year was designated as the corporate headquarters. Monthly lease expense is approximately $5,400, including fees and taxes. Rent expense including required facility maintenance for the period ended March 31, 2008 and fiscal year 2007 were approximately $16,300 and $54,600 respectively. The remaining obligation on the lease through January 2009 is approximately $62,500.

During 2007, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605 (approximately $1,800 for the period ending March 31, 2008 and $5,000 total payments in 2007). The remaining obligation on the lease through April 2010 is approximately $22,200.

In January 2008 the Company entered into a severance agreement with an ex-employee which included the issuance of 112,500 shares of its restricted Common Stock. This award was approved by the board of directors on March 22, 2008 and these shares are reflected in the Statement of Stockholders Equity at their value on the award date at a price of $0.12 per share.

In addition, in January, 2008, the Company entered into a six month agreement with a public relations consultant which included the award of 150,000 shares of its restricted Common Stock. This award was approved by the board of directors on March 22, 2008 and these shares are reflected in the Statement of Stockholders Equity at their value on the award date which was $0.12 per share.

9.	Subsequent Events

On May 6, 2008 the Company announced the appointment of Innovator Capital Limited (London, UK) as a financial advisor to the company to provide expert strategic and international capital market advice, transaction arrangement, and merger and acquisition services at a monthly fee of $20,000 for a 12 month period. In addition, Innovator will assist the Company with efforts to list the Company’s securities for trading on a European exchange.

On April 15, 2008 an investor exercised a warrant to purchase 125,000 shares of Common Stock at an exercise price of $0.08 for total proceeds of $10,000.

On April 16, 2008, the board of directors resolved to ratify the action of the Compnay in entering into an amendment to the Company's agreement with Westminster Securities Corporation (“Westminster”) in conjunction with the recent equity financing completed in January 2008. The amendment provided for 9% warrant coverage for certain third party investment banking transactions, resulting in the issurance of 2,497,500 additional warrants to Westminster on the same terms and conditions as if they had been issued as of the date of the original warrants. As a result, Westminster received a total of 11,487,500 warrants to purchase shares of the Company's Common Stock at $0.04 per share, some of which were then disbursed to third party investment banking groups who assisted in the financing.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Overview

We are an early stage developer of automated electroplating tools for the semiconductor assembly and solar industries. Surfect Technologies was formed on December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply proprietary combinatorial deposits on wafers through a unique process. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the semiconductor and solar industries) onto a substrate lacking that property.

Highlights for the first quarter consisted of:

•	In late 2007, we initiated a series of financings and restructurings designed to reduce our debt and provide working capital.

•	In January 2008, one investor converted a past due $50,000 note plus related accrued interest into 1,530,860 shares of Common Stock at $0.04 per share and received 1,291,625 warrants.

•	In January 2008, we raised $1,825,000 in a private placement issuing 45,625,000 shares of Common Stock and 45,625,000 warrants.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. In November 2006, we realized $220,939 of revenue from the sale of a pre-production tool.

At March 31, 2008, our inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by us to be marketable to end customers in their present form. During the first quarter of 2008, we shipped and placed one tool with a potential customer, under a conditional purchase order. We currently anticipate shipment and placement of a second tool prior to the end of the second quarter. We will continue to record the value of these tools as Finished Goods Inventory until final acceptance by the customers. Sales will be recognized if and when each customer acceptance is confirmed.

During 2007, the Company transferred its oldest production tool from finished goods inventory into fixed assets at its Tempe, AZ facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue. The value of this tool has been reclassified as a Fixed Asset and will be depreciated accordingly.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

Except for our final assembly, our ongoing manufacturing will be outsourced. We do not presently foresee the need to make any material commitments for capital expenditures in the near-term and therefore do not anticipate the need for any significant additional funding for such purchases.

Total net loss for the quarter ended March 31, 2008, were $1,460,413 compared with $1,033,362 for the quarter ended March 31, 2007. R&D costs were down, while payroll related costs, general and administrative expenses, sales and marketing, and depreciation and amortization increased. These increases were primarily due to increased equipment testing and advance customer support, and increasing employee and non-employee share-based compensation. Lower interest income was the result of the liquidation of securities. We anticipate that operating costs will continue to increase as we move toward revenue producing operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the three months ended March 31, 2008 used cash of $0.8 million, compared to $1.3 million used in the comparable 2007 period. Although overall changes were limited, increased operating losses were offset by reduced inventory build payables and prepaid expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $0 compared to net cash used of approximately $48 thousand for the comparable 2007 period. This decrease in net cash used was attributable to very limited additions of Fixed Assets. We do not currently anticipate significant equipment expenditures during the remainder of 2008. However, when necessary, we intend to utilize capital leasing arrangements whenever possible.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2008 of $1.7 million resulted primarily from issuance of Common Stock in conjunction with private offering subscriptions. Our net cash used by financing activities for the first quarter of 2007 was $20,131, consisting primarily of repayment of a note.

We have funded our operations to date through sales of equity and debt securities. Our most recent financing closed in January 2008 and enabled us to eliminate most of the remaining debt obligations from our balance sheet as well as provide us with funding for operations during the first quarter of 2008. We will require further financing to fund our drive to commercialization. As of the date of this Report, we have $565,000 in available cash. We are judiciously allocating these funds to ensure sufficient capital for operations and our corporate communications strategy. Our objective is to secure additional financing through strategic partnerships with customers and outsourcers together with equity financing from qualified investors. We are confident that we will be able to achieve this but no assurances can be given.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

Critical Accounting Estimates

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

Share-based Compensation – Commencing January 1, 2006, we adopted a newly required accounting standard for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including dividend yield, weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected lives of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its Common Stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

Forward-Looking Statements

The statements in this Report relating to the effectiveness, profitability and the marketability of our products, anticipation of future revenues and costs, our ability to attract and retain customers and our ability to raise working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to raise capital, the condition of the capital markets, economic conditions affecting the semiconductor and solar industries and the impact of technological developments and competition. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007.

These forward-looking statements speak only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. As a result, you should not place undue reliance on these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable for smaller reporting companies

Item 4. Controls and Procedures

Not applicable for smaller reporting companies

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Not applicable

Item 1A: Risk Factors

Not required for Smaller Reporting Companies

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the last quarter, we sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below

Name or Class	Date Issued	Number of Securities	Reason for Issuance

Business Consultant	March 13, 2008	125,000	Issued warrants to purchase shares of common stock exercisable at $0.08 per share under a Business Consultant Agreement.
Placement Agent	April 16, 2008	2,497,500	Issued warrants to purchase shares of Common Stock exercisable at $0.04 per share for acting as a Placement Agent in private offering.
Investor Relations Firm	April 18, 2008	150,000	Issued shares of Common Stock under an Investor/Public Relations Agreement.
Former Employee	April 18, 2008	112,500	Issued shares of Common Stock pursuant to a Settlement Agreement.

Item 3: Defaults Upon Senior Securities

Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable

Item 5: Other Information.

Not applicable

Surfect Holdings, Inc. and Subsidiary
(a development stage company)
As of March 31, 2008

Item 6. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Amendment (3)
3.5	Bylaws (4)
4.1	Form of Warrant (5)
10.1	Form of Subscription Agreement (6)
10.2	Form of Registration Rights Agreement (5)
10.3	2008 Equity Incentive Plan (7)
10.4	Form of Waiver and Investment Agreement with the Bridge Investors (2)
10.5	Form of Acknowledgment & Agreement to Modification of Waiver and Investment Agreement (2)
10.6	Separation and Release Agreement with Miles Prim (8)
10.7	Separation and Release Agreement with Mark Eichhorn (8)
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Contained in Form 8-K filed on October 3, 2006.
(2)	Contained in Form 8-K filed on December 14, 2007.
(3)	Contained in Form 8-K filed on March 5, 2008.
(4)	Contained in Form 8-K filed on September 18, 2006.
(5)	Contained in Form 8-K filed on November 30, 2007.
(6)	Contained in Form 8-K filed January 11, 2008.
(7)	Contained in Form 8-K filed March 27, 2008.
(8)	Contained in the S-1/A filed March 13, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surfect Holdings, Inc.

Date: May 20, 2008	By	/s/Steven Anderson
Steven Anderson, President, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: May 20, 2008	By:	/s/Anthony M. Maffia, Jr.
Anthony M. Maffia, Jr. Chief Financial (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment (1)
3.3	Certificate of Amendment (2)
3.4	Certificate of Amendment (3)
3.5	Bylaws (4)
4.1	Form of Warrant (5)
10.1	Form of Subscription Agreement (6)
10.2	Form of Registration Rights Agreement (5)
10.3	2008 Equity Incentive Plan (7)
10.4	Form of Waiver and Investment Agreement with the Bridge Investors (2)
10.5	Form of Acknowledgment & Agreement to Modification of Waiver and Investment Agreement (2)
10.6	Separation and Release Agreement with Miles Prim (8)
10.7	Separation and Release Agreement with Mark Eichhorn (8)
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

(1)	Contained in Form 8-K filed on October 3, 2006.
(2)	Contained in Form 8-K filed on December 14, 2007.
(3)	Contained in Form 8-K filed on March 5, 2008.
(4)	Contained in Form 8-K filed on September 18, 2006.
(5)	Contained in Form 8-K filed on November 30, 2007.
(6)	Contained in Form 8-K filed January 11, 2008.
(7)	Contained in Form 8-K filed March 27, 2008.
(8)	Contained in the S-1/A filed March 13, 2008.