Form 10-Q
period 2008-06-30
Surfect Holdings, Inc
filed 2008-08-14
CIK 1356505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SURFECT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	333-132597	88-0513176
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1800 West Broadway Road

Tempe, Arizona 85282

(Address of Principal Executive Office) (Zip Code)

(480) 968-2897

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer		☐
Non-accelerated filer ☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

As of August 8, 2008 there were 149,933,309 shares of the issuer’s common stock, par value $0.0001 per share outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	☐	Yes	☐	No

Table of Contents

		Page
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets – June 30, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007, and for the period from December 26, 2000 (inception) to June 30, 2008	3

	Condensed Consolidated Statement of Stockholders’ Equity for the period from December 26, 2000 (inception) to June 30, 2008	4

	Condensed Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2008 and 2007 and for the period from December 26, 2000 (inception) to June 30, 2008	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Item 4T	Controls and Procedures	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

- i-

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$168,912	$12,373
Cash escrowed in advance of equity financing	—	765,000
Inventory	382,211	373,366
Prepaid expenses and other current assets	87,621	121,123
Total current assets	638,744	1,271,862

Fixed assets
Furniture and machinery	467,854	467,854
Office and computer equipment	140,014	140,014
Leasehold improvements	37,377	36,697
	645,245	644,565
Less accumulated depreciation and amortization	(290,337)	(236,106)
Total fixed assets	354,908	408,459

Intangibles
Pending patents	169,966	169,966
Issued patents, net of accumulated amortization of $6,652 and $5,508 as of June 30, 2008 and December 31, 2007, respectively	39,162	40,305
Total intangibles	209,128	210,271

Total assets	$1,202,780	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$390,501	$348,326
Escrowed proceeds from equity offering	—	765,000
Notes payable	—	240,036
Current portion of capital lease	2,654	2,375
Other accrued liabilities	19,862	217,886
Total current liabilities	413,017	1,573,623

Long-term liabilities, less current portion
Capital lease	687	2,472
Total long term liabilities	687	2,472

Total liabilities	413,704	1,576,095

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none outstanding
Common stock, par value $0.0001; 500,000,000 authorized, 121,933,309 issued at June 30, 2008	12,193	6,595
Additional paid-in capital	15,607,240	12,822,707
Deficit accumulated during development stage	(14,830,357)	(12,514,805)
Total stockholders' equity	789,076	314,497
Total liabilities and stockholders' equity	$1,202,780	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from December 26, 2000 (Inception) to June 30,
	2008	2007	2008	2007	2008

Sales revenue	$—	$—	$—	$—	$220,939

Cost of sales	—	—	—	—	345,173

Gross Profit	—	—	—	—	(124,234)

Expenses
Payroll and employee benefits	391,087	362,404	1,079,056	895,595	5,765,963
Research and development	11,288	105,890	65,614	195,388	2,158,549
General and administrative	410,716	468,044	1,052,578	847,592	4,948,598
Sales and marketing	13,354	84,973	68,651	119,891	610,990
Depreciation and amortization	28,090	23,973	55,374	42,105	390,616
Interest and debt discount amortization	647	141,722	1,210	142,841	1,011,312
Total expenses	855,182	1,187,006	2,322,483	2,243,412	14,886,028

Other income	43	3,907	6,931	26,951	179,905

Net loss	$855,139	$1,183,099	$2,315,552	$2,216,461	$14,830,357

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.08	$0.02	$0.15	$1.02

Shares used in computing basic and diluted net loss per share attributable to common stockholders	121,908,584	14,496,172	118,108,697	14,349,733	14,560,785

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to June 30, 2008

	Common Stock		Preferred Stock Series A		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	—	$—	$918	$—	$101,318
Net loss from inception to December 31, 2003	—	—	—	—	—	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	—	—	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	—	—	12,549,568	4,113,879	—	—	4,113,879
Net loss for the year ended December 31, 2004	—	—	—	—	—	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation - employee	—	—	—	—	14,000	—	14,000
Share-based compensation - non-employee	—	—	—	—	5,000	—	5,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	—	—	16,666,667	2,500,000	—	—	2,500,000
Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	—	—	(248)	—	5,806
Grant date fair value of stock options granted to employees	—	—	—	—	52,267	—	52,267
Grant date fair value of stock options granted to non-employees	—	—	—	—	5,096	—	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	—	—	(52,267)	—	145,518
Balance prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	—	—	—
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	—	—	6,904,243	—	—
Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	—	—	41,750	—	42,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to June 30, 2008 (continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Purchase and cancellation of STI non-qualified investor common shares	(322,679)	$(13,875)	—	$—	$—	$—	$(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	—	—	—	—	800
Issuance of Common stock for net proceeds of $2,950,630 cash, and including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	—	—	2,950,260	—	2,950,630
Net loss for the year ended December 31, 2006	—	—	—	—	—	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	—	—	9,921,019	(7,669,407)	2,253,032
Penalty shares issued due to delayed registration	112,000	11	—	—	(11)	—	—
Issuance of common stock to originate $1,500,000 convertible promissory notes payable	660,000	66	—	—	620,334	—	620,400
Issuance of common stock to originate $300,000 convertible promissory notes payable	144,000	14	—	—	136,786	—	136,800
Issuance of common stock as a portion of severance to employee	50,000	5	—	—	29,995	—	30,000
Issuance of common stock to a consultant	75,000	8	—	—	15,750	—	15,758
Net proceeds from issuance of common stock at $0.04 per share	21,500,000	2,150	—	—	764,869	—	767,019
Issuance of common stock to a bridge loan holder in exchange for $188,750 demand note	200,000	20	—	—	188,730	—	188,750
Issuance of common stock to bridge loan holders to convert $995,000 of debt plus related accrued interest	29,007,282	2,901	—	—	1,038,494	—	1,041,395
Share-based compensation - employee	—	—	—	—	46,470	—	46,470
Share-based compensation - non-employee	—	—	—	—	60,271	—	60,271
Net loss for the year ended December 31, 2007	—	—	—	—	—	(4,845,398)	(4,845,398)
Balance at December 31, 2007	65,949,949	6,595	—	—	12,822,707	(12,514,805)	314,497

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to June 30, 2008 (continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance at December 31, 2007	65,949,949	$6,595	—	—	$12,822,707	$(12,514,805)	$314,497
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	1,530,860	153	—	—	51,512	—	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt	7,000,000	700	—	—	139,300	—	140,000
Net proceeds of $1,697,880 from issuance of common stock at $0.04 per share	47,065,000	4,707	—	—	1,693,173	—	1,697,880
Issuance of common stock as a portion of severance to employee	112,500	11	—	—	13,489	—	13,500
Issuance of common stock to a consultant	150,000	15	—	—	17,985	—	18,000
Share-based compensation - employee	—	—	—	—	472,681	—	472,681
Share-based compensation - non-employee	—	—	—	—	239,304	—	239,304
Net loss for the quarter ended March 31, 2008	—	—	—	—	—	(1,460,413)	(1,460,413)
Balance at March 31, 2008(1)	121,808,309	12,181	—	—	15,450,151	(13,975,218)	1,487,114
Issuance of common stock upon exercise of warrants at $0.08 per share	125,000	12	—		9,988		10,000
Share-based compensation - employee	—	—	—	—	130,408		130,408
Share-based compensation - non-employee	—	—	—	—	16,693		16,693
Net loss for the quarter ended June 30, 2008	—	—	—	—	—	(855,139)	(855,139)
Balance at June 30, 2008(1)	121,933,309	$12,193	—	$—	$15,607,240	$(14,830,357)	$789,076

———————

(1) The period from January 1 through June 30, 2008 is unaudited.

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,		For the Period from December 26, 2000 (Inception) to June 30,
	2008	2007	2008
Operating activities
Net loss	$(2,315,552)	$(2,216,461)	$(14,830,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	55,374	47,105	390,616
Loss on disposal of assets	—	—	26,873
Stock based compensation	890,586	47,943	1,299,697
Interest accrued converted to preferred stock	—	—	120,426
Interest accrued converted to common stock	—	—	46,395
Expenses payable converted to preferred stock	—	—	45,168
Warranty recovery	—	—	(44,189)
Inventory impairment charged to cost of sales	—	—	278,628
Amortization of debt discount	—	124,080	757,200
Changes in operating assets and liabilities
Inventory	(8,845)	(508,861)	(872,214)
Prepaid expenses and other current assets	33,502	(21,306)	(87,622)
Accounts payable	42,175	(162,031)	390,501
Other Accrued liabilities	(196,359)	(14,400)	65,716
Net cash used in operating activities	(1,499,119)	(2,703,931)	(12,413,162)

Investing activities
Investment in intangibles	—	(17,016)	(215,780)
Investment in fixed assets	(680)	(46,727)	(496,518)
Net cash used in investing activities	(680)	(63,743)	(712,298)

Financing activities
Proceeds from notes payable	—	1,500,000	4,379,506
Repayments on notes payable	(50,036)	(39,120)	(1,005,755)
Proceeds from loans from officers	—	—	86,769
Repayments on loans from officers	—	—	(86,769)
Net proceeds from issuance of common stock	1,707,880	—	5,026,847
Proceeds from issuance of preferred stock	—	—	4,948,285
Net payments against capital lease	(1,506)	(951)	(8,350)
Repayments on leasehold improvement notes	—	—	(46,161)
Net cash provided (and used) by financing activities	1,656,338	1,459,929	13,294,372

Net increase (decrease) in cash and cash equivalents	156,539	(1,307,745)	168,912
Cash and cash equivalents at beginning of period	12,373	1,983,325	—
Cash and cash equivalents at end of period	$168,912	$675,580	$168,912

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,		For the Period from December 26, 2000 (Inception) to December 30,
	2008	2007	2007

Interest paid	$1,210	$6,261	$79,574

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$—	$—	$11,691
Leasehold improvements acquired via notes payable	—	—	46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	—	—	1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	—	—	500,000
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 12 below)	—	—	500,000
Issuance of 400,000 shares of common stock to investor relations consultants as part of recapitalization	—	—	400,000
Debt discount in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	—	620,400	620,400
Debt discount in connection with issuance of 144,000 shares of common stock and bridge loan of $300,000	—	—	136,800
Conversion of $188,750 demand note for 200,000 shares of common stock	—	—	188,750
Common stock issued in exchange for $995,000 bridge loans plus accrued interest	—	—	1,041,395
Transfer of inventory to fixed assets	—	—	211,374
Write-off of fully depreciated fixed assets	—	—	68,745
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	51,665	—	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt.	140,000	—	140,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

1.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Operating results for the six month period ended June 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

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

The unaudited condensed consolidated financial statements as of June 30, 2008 for the six month period then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through June 30, 2008 and expects such losses to continue as it begins commercializing its product. The Company also anticipates further research and development programs as it continues to develop its products.

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

As of June 30, 2008

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

Inventories

Inventories are carried at the lower of first-in, first out (FIFO) cost or net realizable value. The Company reviewed its inventories to identify items with cost in excess of estimated net realizable value and recorded an impairment allowance of $278,628 as a cost of sales at December 31, 2007. During the quarter ended June 30, 2008, the Company again reviewed its inventory valuation and determined that no additional impairment allowance was needed. It is reasonably possible that the company’s estimates of net realizable values could be revised again in the near term due to technological and other changes.

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

As of June 30, 2008

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

Other Comprehensive Income

From inception through December 31, 2007 and June 30, 2008, the Company had no changes in equity which constitute components of other comprehensive income.

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

As of June 30, 2008

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

In addition, pursuant to the terms of the Waiver and the Bridge Investors agreeing to convert the Bridge Notes, the Company issued an additional 3,349,282 shares of Common Stock to these Bridge Investors pro rata with their Bridge Note investment. These shares represent a distribution of 5,000,000 shares overall as a condition of the bridge loan conversion, 239,234 of which were distributed to the remaining bridge holder in January, 2008 and a Substitute Warrant for 1,411,483 shares which was distributed to an investor to purchase shares of the Company’s stock at $0.0001. Except for the exercise price, the Substitute Warrant has the same terms as the Bridge Investor Warrants.

(b) 2008 Equity Transactions

On January 11, 2008 and January 16, 2008, the Company accepted subscriptions from accredited investors in a private offering for (i) 35,750,000 and 9,875,000 shares of Common Stock, respectively, and (ii) five-year warrants to purchase 35,750,000 and 9,875,000 shares of Common Stock, respectively, at an exercise price of $0.08 per share, for which the Company received gross proceeds of $1,430,000 and $395,000, respectively and resulted in net proceeds of $1,697,880 after placement agent fees of $127,120 .These funds included $765,000 received through December 31, 2007.

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

As of June 30, 2008

2.

Issuance of New Securities (continued)

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of the Common Stock, no later than January 25, 2008 (the “Filing Date”). The Company filed the registration statement on January 25, as required.

In addition, the registration statement was required to be declared effective on or before 60 days from the Filing Date, which did not occur. Due to the delay, each investor in the offering is entitled to liquidated damages, payable in cash or Common Stock, at the company’s option, equal to 1% of the aggregate purchase price paid by such investor for the securities, and an additional 1% for each additional month that the Company does not cause it to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages exceed 10% of the aggregate gross proceeds of the offering.  To date, the Company has issued 106,303,142 shares of Common Stock. The penalty is limited to those shares which the SEC does not exclude from the registration statement; only 2,764,507 shares are contained in the registration statement, which has not been declared effective.

On April 15, 2008 an investor exercised a warrant to purchase 125,000 shares of Common Stock at an exercise price of $0.08 for total proceeds of $10,000.

On April 16, 2008, the board of directors resolved to ratify the action of the Company in entering into an amendment to the Company’s agreement with Westminster Securities Corporation (“Westminster”) in conjunction with the recent equity financing completed in January 2008. The amendment provided for 9% warrant coverage for certain third party investment banking transactions, resulting in the issuance of 2,497,500 additional warrants to Westminster on the same terms and conditions as if they had been issued as of the date of the original warrants. As a result, Westminster received a total of 11,487,500 warrants to purchase shares of the Company’s Common Stock at $0.04 per share, some of which were then disbursed to third party investment banking groups who assisted in the financing.

3.

Inventories

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished good inventory, as well as some work in process sub-assemblies obtained from vendors in advance of final assembly. At June 30, 2008, the Company’s inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be marketable to end customers in their present form. During the first quarter of 2008, the Company shipped and placed one tool with a potential customer, per a conditional purchase order. Sales will be recognized if and when customer acceptance of this tool is confirmed. The Company anticipated shipment and placement of a second tool prior to June 30, 2008, but the purchase order was canceled by the customer prior to tool shipment. The company is seeking placement of this tool with other customers, but does not yet possess a replacement purchase order.

During 2007, the Company transferred its oldest production tool from finished goods inventory into fixed assets at its Tempe, AZ facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue from plating activities. As a result, the value of this tool, $211,374, was reclassified as a fixed asset, to be depreciated over its useful life.

4.

Intangibles

Patents at June 30, 2008 and December 31, 2007, include capitalized costs of $39,162 and $40,305, respectively, net of amortization of $6,652 and $5,508, respectively. These balances consist of filing fees and executory costs related to acquiring a trademark and U.S. and international patents. Costs incurred to acquire trademarks and pending patents with related costs of $169,966, have not commenced amortization pending receipt of the related trademarks and patents. None of these costs are considered impaired at any balance sheet date reported herein.

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

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

5.

Notes Payable

	June 30, 2008	December 31, 2007

Bridge note, 10% per annum, interest accrued monthly, subsequently converted to equity	$—	$50,000
12% senior secured convertible note, converted to equity in January 2008	—	140,000
Note to insurance carrier, 8.5% interest (cleared in June, 2008)	—	50,036
	$—	$240,036

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

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through June 30, 2008, the Company incurred taxable losses totaling approximately $13,281,000, which are available to offset future taxable income through 2026, subject to ownership change limitations.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

7.

Stock Options

On June 30, 2008, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $859,086 for the six months ended June 30, 2008.

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. The purpose of the Plan was to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan was administered by the Company’s board of directors. Option awards were granted at an exercise price equal to the average closing price of the Company’s Common Stock for the 10 trading days immediately prior to the grant; those options generally vest based upon a one to three-year period of continuous service and have a 10 year term. As of June 30, 2008, options to purchase 1,115,452 shares of Common Stock were outstanding, of which 409,138 are vested, and 384,548 shares of Common Stock remain unissued under this Plan.

On March 22, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan. A total of 58,000,000 shares of Common Stock were reserved for issuance under the 2008 Equity Incentive Plan. This Plan is intended to advance the interests of the Company by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors by creating incentives and rewards for their contributions to the success of the Company. This Plan is administered by the Company’s board of directors, with the advice and recommendation of the compensation committee. Option awards are granted at an exercise price equal to the closing price of the Company’s Common Stock for the last trading day immediately prior to the grant; those options generally vest over a three-year period of continuous service in three month increments and have a five year term. As of June 30, 2008, options to purchase 53,151,929 shares of Common Stock were outstanding, of which 11,329,092 are vested and 4,848,071 shares of Common Stock remain unissued under this Plan. Additionally, certain members of the Company’s management held 1,998,334 options granted or converted when the company completed its Merger and Recapitalization in September 2006. Of this amount, a total of 955,462 options remain outstanding at June 30, 2008 and 612,503 are vested.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

7.

Stock Options (continued)

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the three months ended June 30, 2008 is presented in the table below:

	Number of Options			Weighted
	Employee	Non-Employee	Total	Average Exercise Price

Balance December 31, 2007	2,085,368	410,392	2,495,760	$0.54
Granted	49,742,274	3,409,655	53,151,929	0.15
Exercised	—	—	—	—
Forfeited	(424,846)	—	(424,846)	0.58
Balance June 30, 2008	51,402,796	3,820,047	55,222,843	$0.16

	Number of Options Vested
	Employee	Non-Employee	Total

Vested at December 31, 2007	579,872	231,901	811,773
Vested during period	9,207,315	2,444,067	11,651,382
Exercised during period	—	—	—
Forfeited during period	(112,423)	—	(112,423)
Vested at June 30, 2008	9,674,764	2,675,968	12,350,732

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

A summary of the Company’s stock options outstanding and exercisable at June 30, 2008 is presented in the table below:

	Option exercise price								Total	Intrinsic Value
	$0.12	$0.14	$0.15	$0.22	$0.30	$0.90	$1.13	$2.27

Outstanding	8,390,179	348,452	44,761,750	72,000	955,462	325,000	345,000	25,000	55,222,843	$—

Weighted average remaining contractual life of options outstanding (in years)	4.73	5.50	4.73	9.36	7.82	9.03	8.76	8.42	4.84

Exercisable	7,611,012	285,816	3,718,080	—	612,503	—	114,988	8,333	12,350,732	$—

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

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

As a result of adopting SFAS 123(R), share-based employee compensation expense of $130,408 was recorded during the quarter ended June 30, 2008. At June 30, 2008, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $1,338,533, and will continue to be amortized quarterly over a period of less than three years.

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

For the quarter ended June 30, 2008, stock based compensation expense of $16,693 was recorded for non-employees related to the grant of non-transferable stock options to purchase 3,820,047 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates. At June 30, 2008, the unamortized amount of non-employee share-based expense was $210,023 which will continue to be amortized quarterly over a period of less than three years.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2008

8.

Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona which later in the year was designated as the corporate headquarters. Monthly lease expense is approximately $5,400, including fees and taxes. Rent expense including required facility maintenance for the period ended June 30, 2008 and fiscal year 2007 were approximately $32,900 and $54,600 respectively. The remaining obligation on the lease through January 2009 is approximately $45,900.

During 2007, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605 (approximately $3,600 for the period ending June 30, 2008 and $5,000 total payments in 2007). The remaining obligation on the lease through April 2010 is approximately $20,400.

In January 2008, the Company entered into a severance agreement with an ex-employee which included the issuance of 112,500 shares of its restricted Common Stock. This award was approved by the board of directors on March 22, 2008 and these shares are reflected in the Statement of Stockholders Equity at their value on the award date at a price of $0.12 per share.

In addition, in January, 2008, the Company entered into a six month agreement with a public relations consultant which included the award of 150,000 shares of its restricted Common Stock. This award was approved by the board of directors on March 22, 2008 and these shares are reflected in the Statement of Stockholders Equity at their value on the award date which was $0.12 per share.

On May 6, 2008, the Company announced the appointment of Innovator Capital Limited (London, UK) as a financial advisor to the company to provide expert strategic and international capital market advice, transaction arrangement, and merger and acquisition services at a monthly fee of $20,000 for a 12 month period. In addition, Innovator will assist the Company with efforts to list the Company’s securities for trading on a European exchange.

9.

Subsequent Events

In July 2008, the Company entered into six month service agreements with Crescendo Investor Relations and Rooney Public Relations at monthly fees of $12,000 and $10,000 respectively to assist with investment and marketing efforts. Both agreements are renewable at the expiration of their six month terms.

On July 31, 2008, the Company accepted subscriptions in connection with our private placement with two investment funds raising $400,000 in gross proceeds from the sale of 8,000,000 shares of common stock at $0.05 per share. Mr. Mark T. Cox, one of our directors, is chief executive officer of both of the funds and has sole voting and investment power over shares held by them. He disclaims beneficial ownership of the shares owned by them.

On August 4, 2008, the Company accepted a subscription in connection with our private placement raising $200,000 in gross proceeds from the sale of 4,000,000 shares of common stock at $0.05 per share.

On August 8, 2008, the Company accepted a subscription in connection with our private placement raising $800,000 in gross proceeds from the sale of 16,000,000 shares of common stock at $0.05 per share.

During the third quarter it was determined that the Company’s first tool placement will not be accepted by the customer as was previously anticipated. As a result, this tool will be returned to the Company and no revenue will be recognized. The carrying value of the tool was previously and continues to be reflected in inventory.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

As of June 30, 2008

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

Overview

We are an early stage developer of automated electroplating tools for the semiconductor assembly and solar industries. Surfect Technologies, Inc., our wholly-owned was formed on December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply proprietary combinatorial deposits on wafers through a unique process. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the semiconductor and solar industries) onto a substrate lacking that property.

Highlights for the second quarter consisted of:

•

Engaging Innovator Capital Limited (London, UK) as a financial advisor to provide expert strategic and international capital market advice, transaction arrangement, and merger and acquisition services. In addition, Innovator will assist the Company with efforts to list our securities for trading on a European exchange.

•

Our management traveled overseas for much of the quarter seeking to establish relationships with potential customers and emphasize the Company’s solution for the solar industry which has a major presence in Europe, particularly in Germany.

•

Purchase order cancellation by our second potential customer

•

We significantly reduced our operating expenses, primarily through reductions in research and development, general and administrative expenses and sales and marketing expenses. This reduction occurred as we were depleting our cash balances and had not received any financing commitments.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. Our only revenue occurred in November 2006 when we realized $220,939 of revenue from the sale of a pre-production tool.

At June 30, 2008, our inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by us to be marketable to end customers in their present form. During the first quarter of 2008, we shipped and placed one tool with a potential customer, under a conditional purchase order. The purchase order was cancelled.

Total net loss for the quarter ended June 30, 2008, was $855,139 compared with $1,183,099 for the quarter ended June 30, 2007. General and administrative costs, research and development costs, and sales and marketing costs were all lower while payroll related costs increased slightly. Depreciation and amortization also increased slightly, as we had limited equipment acquisitions. Interest and debt discount amortization decreased significantly, since we no longer are carrying the $1,500,000 Bridge Loan that we initiated in June 2007. We anticipate that operating costs will continue to increase as we move toward revenue producing operations.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

As of June 30, 2008

Liquidity and Capital Resources

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the six months ended June 30, 2008 used cash of $1.5 million, compared to $2.7 million used in the comparable 2007 period. While net loss was substantially unchanged, reductions in inventory and prepaid expenses, plus reductions of other liabilities were more than offset by increases in accounts payable and stock based compensation.

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $680 compared to net cash used of approximately $64,000 for the comparable 2007 period. This decrease in net cash used was attributable to very limited additions of fixed assets, and no additions to intangibles. We do not currently anticipate significant equipment expenditures during the remainder of 2008. However, when necessary, we intend to utilize capital leasing arrangements whenever possible.

Net cash provided by financing activities during the six months ended June 30, 2008 of $1.7 million resulted primarily from issuance of Common Stock in conjunction with private offering subscriptions. Our net cash provided by financing activities for the first half of 2007 was $1.5 million, consisting primarily of a Bridge Loan.

We have funded our operations to date through sales of equity and debt securities. In January 2008, we closed a financing which commenced in December 2007 and enabled us to eliminate our major remaining debt obligations from our balance sheet as well as provided us with funding for operations during the first and second quarters of 2008. We will require further financing to fund our drive to commercialization.

As of August 11, 2008, we had $1,223,000 in available cash, with total working capital of $1,313,000. We recently raised $1,400,000 in a private placement from the sale of 28,000,000 shares of Common Stock at $0.05 per share, some of which was received prior to August 11. We are seeking to raise up to $1,900,000 from additional investors in the short term, with additional financing to be completed prior to the end of the third quarter. We expect that our current working capital will last us approximately six months.

We are currently undertaking these efforts to complete additional financing activities with the support of our financial advisors. We are confident that we will be successful in completing additional financing but no assurances can be given.

If we are able to obtain additional equity financing, it will be dilutive and may not be obtained on favorable terms. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and prospective customers.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

As of June 30, 2008

Critical Accounting Estimates

Basis of Presentation – Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate our continuation as a going concern. However, we are subject to risks and uncertainties associated with a new business, have no established source of revenue, and have incurred significant losses from operations. These matters raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever generate income or positive cash flows from our operating activities or that we will achieve and sustain a profit during any future period. Failure to achieve significant revenues or profitability would materially affect our business, financial condition, and results of operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Forward-Looking Statements

The statements in this Report relating to our liquidity and our ability to raise working capital are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to raise capital, the condition of the capital markets, economic conditions affecting the semiconductor and solar industries and the impact of technological developments and competition. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007 and registration statement on Form S-1 filed on August 7, 2008.

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

As of June 30, 2008

Item 4T.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed or submitted under the Exchange Act.

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

As of June 30, 2008

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

Name or Class	Date Issued	Number of Securities	Reason for Issuance
Investor	April 15, 2008	125,000	Issued shares of Common Stock pursuant to the exercise of a warrant at $0.08 per share for total proceeds of $10,000

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

———————

(1)

Contained in Form 8-K filed on October 3, 2006.

(2)

Contained in Form 8-K filed on December 14, 2007.

(3)

Contained in Form 8-K filed on March 5, 2008.

(4)

Contained in Form 8-K filed on September 18, 2006.

(5)

Contained in Form 8-K filed on November 30, 2007.

(6)

Contained in Form 8-K filed January 11, 2008.

(7)

Contained in Form 8-K filed March 27, 2008.

(8)

Contained in the SB-2 filed on January 25, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surfect Holdings, Inc.

Date: August 14, 2008	By	/s/Steven Anderson
Steven Anderson, President,
Chief Executive Officer and Secretary (Principal Executive Officer)

Date: August 14, 2008	By:	/s/Anthony M. Maffia, Jr.
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

———————

(1)

Contained in Form 8-K filed on October 3, 2006.

(2)

Contained in Form 8-K filed on December 14, 2007.

(3)

Contained in Form 8-K filed on March 5, 2008.

(4)

Contained in Form 8-K filed on September 18, 2006.

(5)

Contained in Form 8-K filed on November 30, 2007.

(6)

Contained in Form 8-K filed January 11, 2008.

(7)

Contained in Form 8-K filed March 27, 2008.

(8)

Contained in the SB-2 filed on January 25, 2008.