Form 10-Q
period 2008-09-30
Surfect Holdings, Inc
filed 2008-11-14
CIK 1356505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SURFECT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	00-53422	88-0513176
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

As of November 10, 2008 there were 152,333,309 shares of the issuer’s common stock, par value $0.0001 per share outstanding.

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

1

Condensed Consolidated Balance Sheets – September 30, 2008 and
December 31, 2007

1

Un-audited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and 2007, and for the period from
December 26, 2000 (inception) to September 30, 2008

3

Condensed Consolidated Statements of Stockholders’ Equity for the period from
December 26, 2000 (inception) to September 30, 2008

4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007 and for the period from
December 26, 2000 (inception) to September 30, 200ws

7

Notes To The Unaudited Condensed Consolidated Financial Statements

9

Item 2.        Management’s Discussion And Analysis Of Financial Condition
And Results Of Operations

19

Item 3.        Quantitative and Qualitative Disclosure about Market Risk

21

Item 4.        Controls and Procedures

21

Item 4T.     Controls and Procedures

21

Part II         OTHER INFORMATION

Item 1.        Legal Proceedings

22

Item 1A.     Risk Factors

22

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.        Defaults Upon Senior Securities

22

Item 4.        Submission of Matters to a Vote of Security Holders

22

Item 5.        Other Information.

22

Item 6.        Exhibits

22

- i-

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Surfect Holdings, Inc. and Subsidiary

(A development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$816,382	$12,373
Cash escrowed in advance of equity financing	––	765,000
Inventory	382,410	373,366
Prepaid expenses and other current assets	69,079	121,123
Total current assets	1,267,871	1,271,862

Fixed assets
Furniture and machinery	467,854	467,854
Office and computer equipment	140,014	140,014
Leasehold improvements	37,377	36,697
	645,245	644,565
Less accumulated depreciation and amortization	(317,448)	(236,106)
Total fixed assets	327,797	408,459

Intangibles
Pending patents	169,966	169,966
Issued patents, net of accumulated amortization of $7,223 and $5,508 as of September 30, 2008 and December 31, 2007, respectively	38,591	40,305
Total intangibles	208,557	210,271

Total assets	$1,804,225	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(A development stage company)

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$307,961	$348,326
Escrowed proceeds from equity offering	––	765,000
Notes payable	––	240,036
Current portion of capital lease	2,654	2,375
Other accrued liabilities	28,013	217,886
Total current liabilities	338,628	1,573,623

Long-term liabilities, less current portion
Capital lease	475	2,472
Total long term liabilities	475	2,472

Total liabilities	339,103	1,576,095

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none outstanding
Common stock, par value $0.0001; 500,000,000 authorized, 152,333,309 issued at September 30, 2008	15,233	6,595
Additional paid-in capital	17,172,394	12,822,707
Deficit accumulated during development stage	(15,722,505)	(12,514,805)
Total stockholders' equity	1,465,122	314,497
Total liabilities and stockholders' equity	$1,804,225	$1,890,592

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(A development stage company)

Un-audited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to September 30,
	2008	2007	2008	2007	2008

Sales revenue	$––	$––	$––	$––	$220,939

Cost of sales	––	––	––	––	345,173

Gross Profit	––	––	––	––	(124,234)

Expenses
Payroll and employee benefits	412,771	467,108	1,491,827	1,362,703	6,178,734
Research and development	23,448	86,964	89,062	282,352	2,181,997
General and administrative	370,588	481,184	1,423,167	1,328,776	5,319,186
Sales and marketing	59,548	56,086	128,199	175,977	670,538
Depreciation and amortization	27,683	25,062	83,057	67,167	418,299
Interest and debt discount amortization	1,374	507,330	2,584	650,171	1,012,686
Total expenses	895,412	1,623,734	3,217,896	3,867,146	15,781,440

Other income	3,264	4,671	10,195	31,622	183,169

Net loss	$892,148	$1,619,063	$3,207,701	$3,835,524	$15,722,505

Net loss per share attributable to common stockholders, basic and diluted	$0.01	$0.11	$0.03	$0.26	$0.84

Shares used in computing basic and diluted net loss per share attributable to common stockholders	141,698,526	15,074,942	126,029,369	14,592,358	18,686,595

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to September 30, 2008

	Common Stock		Preferred Stock Series A		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	––	$––	$918	$––	$101,318
Net loss from inception to December 31, 2003	––	––	––	––	––	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	––	––	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	––	––	12,549,568	4,113,879	––	––	4,113,879
Net loss for the year ended December 31, 2004	––	––	––	––	––	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation - employee	––	––	––	––	14,000	––	14,000
Share-based compensation - non-employee	––	––	––	––	5,000	––	5,000
Net loss for the year ended December 31, 2005	––	––	––	––	––	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	––	––	16,666,667	2,500,000	––	––	2,500,000
Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	––	––	(248)	––	5,806
Grant date fair value of stock options granted to employees	––	––	––	––	52,267	––	52,267
Grant date fair value of stock options granted to non-employees	––	––	––	––	5,096	––	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	––	––	(52,267)	––	145,518
Balance prior to September 27, 2006 Recapitalization	9,922,305	304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	––	––	––
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	––	––	6,904,243	––	––
Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	––	––	41,750	––	42,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to September 30, 2008 (continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	$(13,875)	––	$––	$––	$––	$(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	––	––	––	––	800
Issuance of Common stock for net proceeds of $2,950,630 cash, and including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	––	––	2,950,260	––	2,950,630
Net loss for the year ended December 31, 2006	––	––	––	––	––	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	––	––	9,921,019	(7,669,407)	2,253,032
Penalty shares issued due to delayed registration	112,000	11	––	––	(11)	––	––
Issuance of common stock to originate $1,500,000 convertible promissory notes payable	660,000	66	––	––	620,334	––	620,400
Issuance of common stock to originate $300,000 convertible promissory notes payable	144,000	14	––	––	136,786	––	136,800
Issuance of common stock as a portion of severance to employee	50,000	5	––	––	29,995	––	30,000
Issuance of common stock to a consultant	75,000	8	––	––	15,750	––	15,758
Net proceeds from issuance of common stock at $0.04 per share	21,500,000	2,150	––	––	764,869	––	767,019
Issuance of common stock to a bridge loan holder in exchange for $188,750 demand note	200,000	20	––	––	188,730	––	188,750
Issuance of common stock to bridge loan holders to convert $995,000 of debt plus related accrued interest	29,007,282	2,901	––	––	1,038,494	––	1,041,395
Share-based compensation - employee	––	––	––	––	46,470	––	46,470
Share-based compensation - non-employee	––	––	––	––	60,271	––	60,271
Net loss for the year ended December 31, 2007	––	––	––	––	––	(4,845,398)	(4,845,398)
Balance at December 31, 2007	65,949,949	6,595	––	––	12,822,707	(12,514,805)	314,497

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Condensed Consolidated Statements of Stockholders’ Equity

For the Period From December 26, 2000 (Inception) to September 30, 2008 (continued)

	Common Stock		Preferred Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at December 31, 2007	65,949,949	$6,595	––	––	$12,822,707	$(12,514,805)	$314,497
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	1,530,860	153	––	––	51,512	––	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt	7,000,000	700	––	––	139,300	––	140,000
Net proceeds of $1,697,880 from issuance of common stock at $0.04 per share	47,065,000	4,707	––	––	1,693,173	––	1,697,880
Issuance of common stock as a portion of severance to employee	112,500	11	––	––	13,489	––	13,500
Issuance of common stock to a consultant	150,000	15	––	––	17,985	––	18,000
Share-based compensation - employee	––	––	––	––	472,681	––	472,681
Share-based compensation - non-employee	––	––	––	––	239,304	––	239,304
Net loss for the quarter ended March 31, 2008	––	––	––	––	––	(1,460,413)	(1,460,413)
Balance at March 31, 2008(1)	121,808,309	12,181	––	––	15,450,151	(13,975,218)	1,487,114
Issuance of common stock upon exercise of warrants at $0.08 per share	125,000	12	––		9,988		10,000
Share-based compensation - employee	––	––	––	––	130,408		130,408
Share-based compensation - non-employee	––	––	––	––	16,693		16,693
Net loss for the quarter ended June 30, 2008	––	––	––	––	––	(855,139)	(855,139)
Balance at June 30, 2008(1)	121,933,309	12,193	––	––	15,607,240	(14,830,357)	789,076
Gross proceeds of $1,520,000 from issuance of common stock at $0.05 per share	30,400,000	3,040			1,516,960		1,520,000
Financing Fee incurred in connection with fundraising concluded in August 2008					(106,400)		(106,400)
Share-based compensation - employee					129,242		129,242
Share-based compensation - non-employee					25,352		25,352
Net loss for the quarter ended September 30, 2008	––	––	––	––	––	(892,148)	(892,148)

Balance at September 30, 2008 (1)	152,333,309	15,233	––	––	17,172,394	(15,722,505)	1,465,122

—————

(1) The period from January 1 through September 30, 2008 is unaudited.

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to September 30,
	2008	2007	2008
Operating activities
Net loss	$(3,207,701)	$(3,835,524)	$(15,722,506)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82,485	67,167	417,727
Loss on disposal of assets	––	––	26,873
Stock based compensation	1,045,180	102,503	1,454,291
Interest accrued converted to preferred stock	––	––	120,426
Interest accrued converted to common stock	––	––	46,395
Expenses payable converted to preferred stock	––	––	45,168
Warranty recovery	––	––	(44,189)
Inventory impairment charged to cost of sales	––	––	278,628
Amortization of debt discount	––	587,520	757,200
Changes in operating assets and liabilities
Inventory	(9,044)	(545,693)	(872,413)
Prepaid expenses and other current assets	52,044	29,162	(69,080)
Accounts payable	(40,365)	(214,406)	307,961
Other accrued liabilities	(188,207)	94,352	73,868
Net cash used in operating activities	(2,265,608)	(3,714,919)	(13,179,651)

Investing activities
Investment in intangibles	571	(17,016)	(215,209)
Investment in fixed assets	(680)	(63,545)	(496,518)
Net cash used in investing activities	(109)	(80,561)	(711,727)

Financing activities
Proceeds from notes payable	––	1,935,656	4,379,506
Repayments on notes payable	(50,036)	(45,602)	(1,005,755)
Proceeds from loans from officers	––	––	86,769
Repayments on loans from officers	––	––	(86,769)
Net proceeds from issuance of common stock	3,121,480	––	6,440,447
Proceeds from issuance of preferred stock	––	––	4,948,285
Net payments against capital lease	(1,718)	(951)	(8,562)
Repayments on leasehold improvement notes	––	––	(46,161)
Net cash provided (and used) by financing activities	3,069,726	1,889,103	14,707,760

Net increase (decrease) in cash and cash equivalents	804,009	(1,906,377)	816,382
Cash and cash equivalents at beginning of period	12,373	1,983,325	––
Cash and cash equivalents at end of period	$816,382	$76,948	$816,382

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,		For the Period from December 26, 2000 (Inception) to December 30,
	2008	2007	2007
Interest paid	$2,584	$6,643	$79,574

Supplemental Schedule of Noncash Investing and Financing Activities

Copier acquired under capital lease	$––	$––	$11,691
Leasehold improvements acquired via notes payable	––	––	46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	––	––	1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	––	––	500,000
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares (See Note 12 below)	––	––	500,000
Issuance of 400,000 shares of common stock to investor relations consultants as part of recapitalization	––	––	400,000
Debt discount in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	––	620,400	620,400
Debt discount in connection with issuance of 144,000 shares of common stock and bridge loan of $300,000	––	136,800	136,800
Conversion of $188,750 demand note for 200,000 shares of common stock	––	––	188,750
Common stock issued in exchange for $995,000 bridge loans plus accrued interest	––	––	1,041,395
Transfer of inventory to fixed assets	––	240,025	240,025
Writeoff of fully depreciated fixed assets	––	––	68,745
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	51,665	––	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt.	140,000	––	140,000

The accompanying notes are an integral part of these statements.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

1.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Surfect Holdings, Inc. and Subsidiary (the Company) have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Operating results for the nine month period ended September 30, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any future period. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted for reporting on interim periods in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the period presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2007 consolidated financial statements and notes thereto included in the Company’s Report on Form 10-KSB dated March 26, 2008.

The unaudited condensed consolidated financial statements as of September 30, 2008 for the nine month period then ended include the financial position and historical operating results of Surfect Holdings, Inc. (fka Windy Creek Developments, Inc.) and its wholly-owned subsidiary, Surfect Technologies, Inc. The Company has been in the development stage since its formation. All losses accumulated since the inception of the Company have been considered as part of the Company’s development stage activities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since its inception through September 30, 2008 and expects such losses to continue as it begins commercializing its products. The Company also anticipates further research and development programs as it continues to develop its products.

As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. During 2007, Surfect received net proceeds of $767,019 from equity funding, a $1,800,000 bridge financing and $140,000 of short-term convertible notes to meet its short-term working capital needs. On January 11, 2008 and January 16, 2008, the Company sold additional equity securities and received gross proceeds of $1,430,000 and $395,000, respectively. On July 31, 2008 and August 15, 2008, the Company received gross proceeds of $1,400,000 and $120,000 from additional sales of its equity securities. However, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products at sufficient profit margin to cover operating expenses. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2008

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

Inventories

Inventories are carried at the lower of first-in, first out (FIFO) cost or net realizable value. The Company reviewed its inventories to identify items with cost in excess of estimated net realizable value and recorded an impairment allowance of $278,628 as a cost of sales at December 31, 2007. During the quarter ended September 30, 2008, the Company again reviewed its inventory valuation and determined that no additional impairment allowance was needed. It is reasonably possible that the company’s estimates of net realizable values could be revised again in the near term due to technological and other changes.

Fixed Assets, Depreciation and Amortization

Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein.

Depreciation and amortization have been provided by the Company in order to reduce the net value of equipment over their estimated useful lives. The Company uses the straight-line method for financial reporting purposes for all classes of assets. Office and computer equipment, including computer software, are depreciated and amortized over five and three year lives, respectively. Furniture and machinery are depreciated over seven year lives. Leasehold improvements are amortized over the original term of the lease or the remaining life of the lease improvements, whichever is shorter.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

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

Other Comprehensive Income

From inception through December 31, 2007 and September 30, 2008, the Company had no changes in equity which constitute components of other comprehensive income.

Research and Development Expenses

Research and Development (R&D) expense consists of project materials, laboratory costs, consulting fees and other costs associated with product development efforts. Research and development costs are expensed as incurred. Research and development expense amounts reported include non payroll amounts. Payroll costs of research and development are reported as payroll expense.

Recently Issued Accounting Standards

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position, “FSP FAS 157-2—Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of SFAS 157 are certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157. The Company does not expect that the adoption of the provisions of FSP 157-2 will have a material impact on its financial position, cash flows or results of operations.

1.

Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt the new disclosure requirements on or before the required effective date and thus will provide additional disclosures in its financial statements when adopted.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

As of September 30, 2008

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

On April 18, 2008, the Company issued 125,000 shares of Common Stock in connection with an investor’s exercise of a warrant to purchase these shares at an exercise price of $0.08, for which the Company received gross proceeds of $10,000.

 On July 31, 2008 and August 15, 2008, the Company accepted subscriptions from accredited investors in a private offering for 28,000,000 and 2,400,000 shares of Common Stock, respectively, for which the Company received gross proceeds of $1,400,000 and $120,000 respectively and resulted in net proceeds of $1,413,600 after placement agent fees of $106,400. One of our directors is chief executive officer of two of the funds which purchased shares in this offering. As a result of our private placement at $0.05 per share, the exercise price of our $0.08 warrants, which had anti-dilution protection, was reduced to $0.05 per share and warrants to exercise an additional 60,870,892 shares at an exercise price of $0.05 per share were issued to existing warrant holders.

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of certain shares of its Common Stock no later than January 25, 2008 (the “Filing Date”). The Company completed the filing of the registration statement on January 25, 2008, as required.

In addition, the Registration Rights Agreement required the registration statement to be declared effective on or before 60 days from the Filing Date, which did not occur. Due to the delay, each investor in the offering is entitled to liquidated damages, payable in cash or Common Stock, at the company’s option, equal to 1% of the aggregate purchase price paid by such investor for the securities to be registered, and an additional 1% for each additional month that the Company does not cause the registration to be declared effective. Notwithstanding the foregoing, in no event shall liquidated damages pursuant to such delay exceed 10% of the aggregate gross proceeds of the offering. The penalty is limited to the 2,764,507 shares contained in the registration statement, which was declared effective on September 22, 2008. During the fourth quarter of 2008, the Company issued these investors a total of 64,613 penalty shares as compensation for the delay.

On April 16, 2008, the board of directors resolved to ratify the action of the Company in entering into an amendment to the Company’s agreement with Westminster Securities Corporation (“Westminster”) in conjunction with the equity financing completed in January 2008. The amendment provided for 9% warrant coverage for certain third party investment banking transactions, resulting in the issuance of 2,497,500 additional warrants to Westminster on the same terms and conditions as if they had been issued as of the date of the original warrants. As a result, Westminster received a total of 11,487,500 warrants to purchase shares of the Company’s Common Stock at $0.04 per share, some of which were then disbursed to third party investment banking groups who assisted in the financing.

3.

Inventories

The Company outsources all of its inventory manufacturing except for final assembly and as such generally carries finished goods inventory, as well as some work in process sub-assemblies obtained from vendors in advance of final assembly. At September 30, 2008, the Company’s inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by the Company to be marketable to end customers in their present form. During the first quarter of 2008, the Company shipped and placed one tool with a potential customer, per a conditional purchase order. Sales will be recognized if and when customer acceptance of this tool is confirmed. The Company anticipated shipment and placement of a second tool prior to June 30, 2008, but the purchase order was canceled by the customer prior to tool shipment. The Company is seeking placement of this tool with other customers, but does not yet possess a replacement purchase order.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

3.

Inventories (continued)

During 2007, the Company transferred its oldest production tool from finished goods inventory into fixed assets at its Tempe, Arizona facility and began utilizing this tool for customer service related tasks anticipated to generate future revenue from plating activities. As a result, the value of this tool, $211,374, was reclassified as a fixed asset, to be depreciated over its useful life.

4.

Intangibles

Patents at September 30, 2008 and December 31, 2007, include capitalized costs of $38,591 and $40,305, respectively, net of accumulated amortization of $7,223 and $5,508, respectively. These balances consist of filing fees and executory costs related to acquiring a trademark and U.S. and international patents. Costs incurred to acquire trademarks and pending patents with related costs of $169,966 have not commenced amortization pending receipt of the related trademarks and patents. None of these costs are considered impaired at any balance sheet date reported herein.

Filing fees and executory costs associated with patent applications are capitalized at the time incurred. Upon acceptance of a patent filing, the Company amortizes the costs over the associated life of the patent. In the event of denial or in the event a capitalized patent is deemed to be without worth, the unamortized balance is expensed.

5.

Notes Payable

	September 30, 2008	December 31, 2007

Bridge note, 10% per annum, interest accrued monthly, subsequently converted to equity	$—	$50,000
12% senior secured convertible note, converted to equity in January 2008	—	140,000
Note to insurance carrier, 8.5% interest (cleared in June, 2008)	—	50,036
	$—	$240,036

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

On December 6, 2007 and December 14, 2007 the Company issued short-term promissory notes (“Short-Term Notes”), in the aggregate principal amounts of $100,000 and $40,000, respectively, which notes bear interest at the rate of 12% per annum, and which outstanding principal and accrued interest, pursuant to the terms of the Short-Term Notes, automatically converted on January 11, 2008 into the same securities offered in our private placement offering at a 50% discount to the offering price.

6.

Income Taxes

The Company had no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through September 30, 2008, the Company incurred taxable losses totaling approximately $14,173,000, which are available to offset future taxable income through 2026, subject to ownership change limitations.

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

7.

Stock Options

On September 30, 2008, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was approximately $1,013,680 for the nine months ended September 30, 2008.

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. The purpose of the Plan was to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company was authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options, and restricted stock. The Plan was administered by the Company’s board of directors. Option awards were granted at an exercise price equal to the average closing price of the Company’s Common Stock for the 10 trading days immediately prior to the grant; those options generally vest based upon a one to three-year period of continuous service and have a 10 year term. As of September 30, 2008, options to purchase 1,115,452 shares of Common Stock were outstanding, of which 540,326 are vested, and 384,548 shares of Common Stock remain unissued under this Plan.

On March 22, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan. A total of 58,000,000 shares of Common Stock were reserved for issuance under the 2008 Equity Incentive Plan. This Plan is intended to advance the interests of the Company by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors by creating incentives and rewards for their contributions to the success of the Company. This Plan is administered by the Company’s board of directors, with the advice and recommendation of the compensation committee. Option awards are granted at an exercise price equal to the closing price of the Company’s Common Stock for the last trading day immediately prior to the grant; those options generally vest over a three-year period of continuous service in three month increments and have a five year term. As of September 30, 2008, options to purchase 53,151,929 shares of Common Stock were outstanding, of which 15,146,304 are vested and 4,848,071 shares of Common Stock remain unissued under this Plan.

Additionally, certain members of the Company’s management held 1,998,334 options granted or converted when the Company completed its Merger and Recapitalization in September 2006. Of this amount, a total of 955,462 options remain outstanding at September 30, 2008 and 700,004 are vested.

A summary of the status of the outstanding options (which includes employees and non-employees) and the changes during the nine months ended September 30, 2008 is presented in the table below:

	Number of Options			Weighted
	Employee	Non-Employee	Total	Average Exercise Price

Balance December 31, 2007	2,085,368	410,392	2,495,760	$0.54
Granted	49,742,274	3,409,655	53,151,929	0.15
Exercised	—	—	—	—
Forfeited	(424,846)	—	(424,846)	0.58
Balance September 30, 2008	51,402,796	3,820,047	55,222,843	$0.16

	Number of Options Vested
	Employee	Non-Employee	Total

Vested at December 31, 2007	579,872	231,901	811,773
Vested during period	13,077,872	2,609,411	15,687,283
Exercised during period	—	—	—
Forfeited during period	(112,423)	—	(112,423)
Vested at September 30, 2008	13,545,321	2,841,312	16,386,633

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

7.

Stock Options (continued)

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

A summary of the Company’s stock options outstanding and exercisable at September 30, 2008 is presented in the table below:

	Option exercise price								Total	Intrinsic Value
	$0.12	$0.14	$0.15	$0.22	$0.30	$0.90	$1.13	$2.27

Outstanding	8,390,179	348,452	44,761,750	72,000	955,462	325,000	345,000	25,000	55,222,843	$—

Weighted average remaining contractual life of options outstanding (in years)	4.47	5.25	4.47	9.11	7.56	8.78	8.51	8.16	4.59

Exercisable	7,681,846	308,682	7,464,458	—	700,004	108,322	114,989	8,332	16,386,633	$—

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

As a result of adopting SFAS 123(R), share-based employee compensation expense of $129,242 was recorded during the quarter ended September 30, 2008. At September 30, 2008, the unamortized amount of stock-based compensation to employees under SFAS 123(R) was approximately $1,209,291 and will continue to be amortized quarterly over a period of less than three years.

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

Surfect Holdings, Inc. and Subsidiary

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2008

7.

Stock Options (continued)

For the quarter ended September 30, 2008, stock based compensation expense of $25,352 was recorded for non-employees related to the grant of non-transferable stock options to purchase 3,820,047 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates. At September 30, 2008, the unamortized amount of non-employee share-based expense was $184,670 which will continue to be amortized quarterly over a period of less than three years.

8.

Commitments

In February 2007, the Company entered into a two year facility lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona which later in the year was designated as the corporate headquarters. Monthly lease expense is approximately $5,400, including fees and taxes. Rent expense including required facility maintenance for the period ended September 30, 2008 and fiscal year 2007 were approximately $49,900 and $54,600 respectively. The remaining obligation on the lease through January 2009 is approximately $29,700.

During 2007, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605 (approximately $3,600 for the period ending September 30, 2008 and $5,000 total payments in 2007). The remaining obligation on the lease through April 2010 is approximately $20,400.

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

9.

Subsequent Events

Pursuant to the delay in the declaration of the effective date of the Company’s S-1/A Registration Statement, the Company issued an aggregate of 64,613 penalty shares to certain existing investors during the fourth quarter of the current year.

 During the third quarter it was determined that the Company’s first tool placement will not be accepted by the customer as was previously anticipated. As a result, this tool will be returned to the Company and no revenue will be recognized. The carrying value of the tool was previously and continues to be reflected in inventory.

During the fourth quarter the Company received a $23,000 order for a solar module from a company based in the United Kingdom. This order will be shipped and invoiced in the fourth quarter.

The Company entered into an agreement with MC – Services during the fourth quarter, pursuant to which MC – Services will provide investor relations and public relations services to the Company in German speaking Europe in addition to translation services for the Company’s marketing efforts.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and plan of operation should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

Overview

We are an early stage developer of automated electroplating tools for the solar energy and semiconductor assembly industries. Our current focus is on the solar industry. Surfect Technologies, Inc., our wholly-owned subsidiary, was formed on December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply proprietary combinatorial deposits on wafers through a unique process. Our tools are designed to deposit conductive metals on wafers through a proprietary electroplating process.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the semiconductor and solar industries) onto a substrate lacking that property.

Highlights for the third quarter consisted of:

•

Our management traveled overseas for much of the quarter seeking to establish relationships with potential customers and emphasize the Company’s solution for the solar industry which has a major presence in Europe, particularly in Germany.

•

We raised $1,520,000 of gross proceeds from the sale of our common stock.

•

We significantly reduced our operating expenses, primarily through reductions in research and development and general and administrative expenses. This reduction occurred as we were depleting our cash balances and had not received any financing commitments.

•

Purchase order cancellation by our second potential customer.

Results of Operations

To date, our operating activities have been primarily limited to ongoing research and product development. Through the end of the third quarter of 2008, our only operating revenue occurred in November 2006 when we realized $220,939 of revenue from the sale of a pre-production tool.

At September 30, 2008, our inventory consisted of two finished tools and certain associated replacement parts. These tools and replacement parts have both hardware and/or programming considered by us to be marketable to end customers in their present form. During the first quarter of 2008, we shipped and placed one tool with a potential customer, under a conditional purchase order. The purchase order was subsequently cancelled.

Total net loss for the quarter ended September 30, 2008, was $892,148 compared with $1,619,063 for the quarter ended September 30, 2007. General and administrative costs, payroll costs, and research and development costs were all considerably lower while sales and marketing and depreciation and amortization increased slightly, as we had limited equipment acquisitions and increased marketing-related travel expense. Interest and debt discount amortization decreased significantly compared to the 3rd quarter of 2007, as we no longer are carrying the $1,500,000 Bridge Loan that we initiated in June 2007. In spite of the comparative reduction in expenses, we anticipate that operating costs will increase as we move toward revenue producing operations.

Liquidity and Capital Resources

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date. Operating activities for the nine months ended September 30, 2008 used cash of $2.266 million, compared to $3.715 million used in the comparable 2007 period. While net loss was somewhat reduced during the period, reductions in prepaid expenses, plus reductions of current liabilities were more than offset by increases in stock based compensation.

Net cash used in investing activities for the nine months ended September 30, 2008 was $109 compared to net cash used of $80,561 for the comparable 2007 period. This decrease in net cash used was attributable to very limited additions of fixed assets, and no additions to intangibles. We do not currently anticipate significant equipment expenditures during the remainder of 2008. However, when necessary, we intend to utilize capital leasing arrangements whenever possible.

Net cash provided by financing activities during the nine months ended September 30, 2008 of approximately $3.1 million resulted primarily from issuance of Common Stock in conjunction with private offering subscriptions. Our net cash provided by financing activities for the first nine months of 2007 was $1.9 million, consisting primarily of a Bridge Loan.

We have funded our operations to date through sales of equity and debt securities. In January 2008, we closed a financing which commenced in December 2007 and enabled us to eliminate the major remaining debt obligations from our balance sheet as well as provided us with funding for operations during the first and second quarters of 2008. A subsequent financing was closed during July and August 2008, which will provide funding for operations for the remainder of the calendar year. We will require further financing to fund our drive to commercialization.

As of November 11, 2008, we had $434,585 in available cash, with net working capital of $559,287. We are currently experiencing a cash burn rate of approximately $150,000 per month.

We are currently undertaking additional efforts to complete additional financing activities with the support of our financial advisors. We are confident that we will be successful in completing the necessary additional financing but no assurances can be given.

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

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to raise capital, the condition of the global credit and capital markets, economic conditions affecting the semiconductor and solar industries and the impact of technological developments and competition. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007 and final prospectus dated September 22, 2008.

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

Not applicable for smaller reporting companies

Item 4T.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we performed an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed or submitted under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Not applicable

Item 1A.

Risk Factors

Not required for smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the last quarter, we sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 and Regulation S thereunder as described below. Each United States investor purchased for investment and without a view to distribution. Each foreign investor signed a subscription agreement acknowledging that it was not a United States Person within the meaning of Regulation S.

Name or Class	Date Issued	Number of Securities	Reason for Issuance
Investor	August 15, 2008	2,400,000	Issued shares of Common Stock pursuant to a private offering from which the Company realized $120,000 in gross proceeds.

Item 3.

Defaults Upon Senior Securities

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

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

Surfect Holdings, Inc.

Date: November 14, 2008	By	/s/ STEVEN ANDERSON
Steven Anderson
President, Chief Executive Officer and Secretary (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ TOM D. BENSCOTER
Tom D. Benscoter
Chief Financial Officer
(Principal Financial Officer)

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