Form 10-K
period 2008-12-31
Surfect Holdings, Inc
filed 2009-04-17
CIK 1356505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Surfect Holdings, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-53422	88-0513176
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1800 W. Broadway, Tempe, Arizona 85282

(Address of Principal Executive Office) (Zip Code)

(480) 968-2897

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value held by non-affiliates of the Company is approximately $10,662,872 based on 133,285,898 shares at the closing price of $0.08 on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 152,344,735 shares outstanding as of April 15, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

SURFECT HOLDINGS, INC.

INDEX

PART I

Item 1.      Business.

2

Item 1A.   Risk Factors.

2

Item 1B.   Unresolved Staff Comments.

8

Item 2.      Properties.

8

Item 3.      Legal Proceedings.

8

Item 4.      Submission of Matters to a Vote of Security Holders.

8

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities.

9

Item 6.      Selected Financial Data.

9

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

9

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

21

Item 8.      Financial Statements and Supplementary Data.

21

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

21

Item 9A.   Controls and Procedures.

21

Item 9B.   Other Information.

21

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

23

Item 11.    Executive Compensation.

24

Item 12.    Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

27

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

28

Item 14.    Principal Accounting Fees and Services.

29

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

30

SIGNATURES

32

i

PART I

Item 1.

Business.

Surfect Holdings, Inc. (“Surfect” or the “Company”) provides advanced metallization, interconnect and module process and tool solutions for Solar Cell, LED and power management applications.  Our Solar Smart Solutions™ are designed to help producers of solar cells and modules lower their production costs and achieve greater cell and module efficiency.

Surfect is addressing the solar cost reduction mandate and the silicon supply bottleneck by providing solutions that enable solar cell companies to reduce solar cell costs, increase solar cell efficiency, and reduce cell plating costs.  We are also applying our expertise in semiconductor production and packaging to develop innovative solar concentrator modules and lower cost solar module technology for residential and portable applications.

The heart of our technology platform is its proprietary Direct Energy Plating™ electro-sonic deposition process.  DEP™ uses multiple forms of ultrasonic energy inputs to create solid-state agitation to deposit metals in a series.  This metallization process can be conducted on solar cells and semiconductor power conversion wafers.  We are able to deposit copper directly onto bare solar cells using a very thin nickel or other barrier metals process technology under development.  The traditional solar cell metallization deposition methods all use a silver paste which is screened onto the cell then baked on using a furnace.  Because direct copper deposition is known to diffuse into cells and damage functionality, a good seed-layer or barrier metal process is required.  Further, copper is preferable to the current silver paste technology because it is cheaper and is a more conductive material that can be deposited with narrower lines increasing the capture area and reducing the junction resistance.  This higher conductance enables the solar cells to operate with a higher efficiency and therefore power output.  Further, we can deposit copper in patterns other than the usual bus-bar line layout.  Solar cells typically have two main “highways” running in parallel the length of the wafer; these two lines, which carry the electrons to the connectors are crossed at ninety degrees by a greater number of thinner lines that collect the photons.  Given that electroplating enables very complex grids and other patterns using very narrow metal lines, we can deposit the copper on the wafer in more efficient capture patterns.  Therefore, a more efficient pattern, such as a honeycomb pattern may be used, making the cell more efficient and thereby lowering solar costs.

Switching to copper stack plating increases both the emitter contact conductivity and the bulk conductivity of the cell metallization with more efficient and narrow conductors.  Solar manufacturers can obtain greater energy absorption from the sun which increases efficiency and power thereby reducing the costs of the solar cells and enabling a faster move to grid parity.

The DEP™ energy modes not only agitate, but can be programmed to create multiple effects to improve plating speed and performance.  These effects include improved adhesion to silicon, gas removal, enhanced diffusion through high-aspect ratio structures and reduction of the boundary layer critical for higher speed plating.

Our DEP™ plating engine is housed in a computer-driven, single-cell, multi-metal tool that can use up to six different chemistries.  The tool’s low cost, small footprint and high degree of operating flexibility facilitate R&D development and qualification, with direct copy transfer to volume production with repeatable tools for increasing capacity.  This can allow customers to maintain high utilization while incrementally expanding capacity.  The flexibility of our DEP™ tool platform can allow solar and semiconductor producers to incrementally scale production volume, which means they can reduce capital intensity, preserve high utilization and optimize their return on invested capital.

Key process features of the DEP™ tool include:

•

The ability to use multiple chemistries in one machine

•

Automatic cleaning of cell chamber between each metal process

•

A programmable multi-area anode to focus power and improve uniformity

•

Speedy chemistry conversion

•

The option of manual or automatic cell loading

Our business is conducted through our wholly-owned subsidiary, Surfect Technologies, Inc. (“Surfect Technologies”), which was formed in December 26, 2000 to develop and commercialize patented automated electroplating deposition tools which apply single metal or multi-metal stacks on solar cells and modules through a unique single chamber highly energized electroplating process.

We believe our automated electroplating process is also suitable for the deposition of metal interconnects for advanced solar modules as well as solar cell metallization. We announced development of Solargy, our solar tool, in July 2007 and currently are targeting the growing equipment market for metallization of solar cell wafers with this tool in 2009 having developed initial bare silicon metal processes for solar cells using copper. Utilizing similar process and tool technology developed for semiconductor wafer deposition, we are developing high speed and low cost processes enabling cost effective and automated solar cell manufacturing. We performed initial customer testing and evaluations during 2008 which we are seeking to expand during 2009, as part of our solar initiative.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (highly conductive metal lines on solar cells) onto a silicon substrate lacking that property.

Electroplating technology is also used to pattern interconnect lines on solar cells creating frontside or backside rows of metal interconnect which connect the various solar cell elements and enable interconnection to the solar module itself. Our solar cell tool development leverages the same high quality and low defect metal technology that is used for the high volume semiconductor wafer bumping and highest quality metallization processes.

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

By integrating process knowledge into the underlying tool software, product recipes, and incorporating ‘plug and plate’ sealed chemistry tanks, we reduce the potential difficulty of introducing and supporting new copper electroplating technology in new or existing solar cell production.

Utilizing a single wafer, closed process cell design, eliminates the need to move the wafer through various plating chemistries which reduces the need for robotics and thereby lowers machine cost and space required on the production floor. This single cell approach reduces the likelihood of damage by minimizing thin solar cell handling damage and enables a wide range of various copper metal compositions to be applied and/or developed.

We believe that our ability to embed metrology and chemistry management as well as provide upgradeable process recipes will help establish a means of continual customer development activity and revenue through both tool sales and process upgrades.

Industry Overview and Background

We believe that the current growth and demands for higher cell and module packaging efficiencies in the solar industries for alternative materials and application processes are driven by major initiatives, including:

•

Increased cell efficiency and transition path by plating over current silver paste process;

•

Introduction of more modular and compact plating tools which reduce operator learning time;

•

Process technology enabling faster move to electroplating as well as low cost introduction path;

•

Transition to higher efficiency and conductive copper based metallization on solar cells to replace or supplement traditional silver paste metallization providing higher power capability as well as more cost effective metallization. Solar cell manufacturers transitioning from metal lines and contacts on the front of the solar cell to placement of these interconnects on the backside of the wafer enabling more sunlight to interact with the cell and increase the power capability.

We believe that the adoption of electroplating for metalizing solar cells will increase significantly over the next five to ten years as a result of the large cost reduction pressures and improved margins obtained from the higher efficiencies and differentiation possible with improved frontside and backside metallization patterns as well as the higher performance possible by improving the solar module interconnection technology.

Growth Strategy

Our strategy for growth includes capitalizing on the solar industry’s need for faster cost reduction and move to lower cost per watt manufacturing levels for cell and modules.  This effort is aided by the more efficient metallization technology provided by our tools and process technology.  We see large growth opportunities in the Asia-Pacific market where our team has extensive experience introducing new products and managing new process and manufacturing tools in prior companies.  The large need for solar and technology both inside major countries such as China and India favor the more modular and less operator intensive technology that we have developed and are refining.

Volume-based, outsourced manufacturing provides us with a scalable business model. Because our technology is developed around two key plating technologies, electrolytic and electroless, that are highly scalable and built using large volume industry outsourcing partners, we believe that we can accommodate large-scale volume ramp ups with only modest additional capital expenditures and marketing costs. These two hardware platforms will serve three very important solar market segments – solar cell metallization, advanced solar module technology built using semiconductor techniques, and power conversion technology that can be integrated onto solar modules for smarter solar products.

Sales and Marketing

Our target markets are international and domestic solar manufacturers, solar technology development groups, fables solar process providers, and solar module suppliers. We intend to work closely with the large German and Worldwide solar certification and validation groups and institutes to validate our technology and move our developments and process technology timely to the market and customer factories.

We believe that top-tier solar cell producers and solar module manufacturers in Germany, Korea, and China will be the first to adopt this improved generation of solar metallization technology, and will ultimately set the standards for such processes. We also believe that we can partner with other strategic suppliers with our tool technology as the solar market develops and grows.  Our targeted strategy may include:

•

Attracting top-tier solar cell producers and solar module manufacturers as initial joint development and Beta tool partners as first adopters of our technology suite;

•

Partnering with well established, multi-national chemical manufacturers and suppliers to provide primary distribution and immediate market presence and global-service credibility;

•

Partnering with a well-established an Asian manufacturing partner with high level management contacts and reputation for strong support and compatible supporting technology;

•

Partnering with top international solar institutes, laboratories, and universities to tap emerging technology and expert process evaluation assistance; and

•

Partnering with well-established, multi-national service outsources to create additional support and demand by jointly developing lower cost solar metal and module solutions.

Our target market for electrodeposition tools and materials is made up of the following four segments:

•

Solar tools for electrolytic deposition (thicker copper layer – main interconnect);

•

Solar tools for electroless deposition (thin barrier metal – also called the seed layer);

•

Advanced metal process interconnect solutions for lower cost modules and concentrator packaging; and

•

Wafer level bumping for power conversion ICs enabling lower cost integration into smarter solar modules.

In December 2008, we shipped an initial order of a solar concentrator model to a European customer.

In November 2007, we received conditional purchase orders for two tools for placement with US-based customers. The first tool shipped during first quarter 2008 but was returned by the customer; the second tool order has been cancelled. In November 2007, we entered into a letter of intent with a US-based solar company for up to 10 Solargy tools, subject to such customer obtaining funding to purchase the tools, terms of a definitive purchase order, and testing and acceptance by such customer. We now understand that the customer has not received any funding and do not expect any sales will result.

Products and Services

Our technology seeks to provide the resolution and lower cost typically associated with conventional high-speed electroplating while providing a high degree of process control while eliminating the barrier to extensive technician and operator training and process knowledge with a repeatable software recipe driven computer plating chamber. By combining our specialized plating tool design and more advanced metrology, we seek to provide solar metal deposition technology that will enable solar companies a path to more rapid cost reduction and faster implementation of high efficiency cell improvements as well as better product differentiation.

While the trend toward lower cost solar modules continues driving to $1 per watt, we believe our tools, and bare silicon process technology as well as a more cost effective development platform will enable solar companies and their engineers to breakthrough performance limits set by current techniques. Our technologies are compatible with many of the advanced semiconductor metallization fabrication processes and procedures, easing adoption of such technologies and providing more complete reliability models to reduce market development times.

We believe our plating tools will provide an improvement in uptime and utilization facilitated by a simpler design and rapid chemistry change for multi-metal systems with less opportunity for product handling damage or contamination and a reduction in chemistry cost.   The role that our tools and process technology can provide in reducing the total supply chain and hence reduction in cost and manufacturing time is shown below.

The Solar Process, Tools, and Materials

We have developed two hardware-plating technologies and subsequent tool platforms to support specific solar cell fabrication, and solar module assembly in a “Back End Of Line” (BEOL) environment. Each tool can provide users with a controlled production platform using a single tool for development and scaling 8-10 tools in a line to provide typical 1500-2000 wafers per hour volume throughput.

Our Solary tool Technology is a patented multi-cell volume platform technology with a number of unique technical features fundamentally distinguishing it from traditional wafer-level plating technologies. Unlike other competitive high-volume solar electroplating tools, the Solargy utilizes a single wafer closed cell with a primarily horizontal plating operation that can hold approximately 50 wafers per tool. By combining a number of these modular tools into a line, companies can increase their capacity more cost effectively at a lower total capital cost.  Incorporating a unique Direct Energy Plating energy technology (DEP), various types of waves and mixing and reactions can be obtained inside the plating chamber enhancing the quality, speed, and level of the electroplating reaction.  This enables progressive multiple metal deposition to occur at faster rates while ensuring that the metal to silicon adhesion is optimized ensuring industry reliability standards are met to ensure 20-25 year life.

Research and Product Development

Our product development team is located in Tempe, Arizona and consists of industry veterans and technical experts who work closely with our prospect’s representatives and industry research groups to create internal development roadmaps. Our team focuses on technology required for initial tool and process and technology developments required to be competitive and to ensure that our products will meet emerging requirements. We believe our proximity to national laboratories such as Sandia National Laboratory, Los Alamos National Laboratories and TUV Rhineland Testing Laboratory enables interaction with some of the leading solar technology, chemical, nano-material, solar validation and efficiency  experts and testing facilities.

Our solar research and development efforts are directed at improving the efficiency of solar cells using improved plating and materials followed by improved solar module packaging technology through lower resistance cell and module interconnect.  We are partnering with outside companies who may provide enhanced optical coatings that may be able to provide additional efficiency with improved light capture for higher photon conversions working with our ability to improve the electron flow. We believe this will allow for a more rapid solar development effort and faster learning curve cost reduction based on solid engineering process and repeatable tool approaches. Our technical staff will directly engage with a prospective customer’s engineers to determine the most viable and cost-effective plan to supplant an existing qualified process. We also may investigate copper based metal features such as microvia and blind via for expedient process technologies. We believe that our relationship with outsourcing companies provide us the ability to rapidly prototype machine and device concepts.

In 2008 and 2007, we spent 181,584, and 331,511 respectively on research and development expenses.

Competition

Based upon our market analysis, we believe that our competitors comprise the following categories:

•

Traditional screened-on silver paste with furnace bake deposition;

•

Traditional Electroplating Tool Suppliers; and

•

Substitutes and new technologies such as jetting technology.

Our plating tools compete with those products produced by other domestic and foreign equipment manufacturers which include Technic, Schmid Technology Systems GmbH, Rena GmbH, and Process Automation International Limited (PAL).  Some of these competitors are well-established firms that have greater financial resources than we do and are much larger.  They may also have diversified product lines, which make it more difficult to quantify the direct competition with our products.

Most of these competitors supply larger open tank and rack systems to the PCB industries as well as supplying the solar industry  These tools tend to be larger integrated lines that have much more expensive capital acquisition costs and initial capacity.  They also may require a higher degree of facilitization than we believe that our tools will require.

Intellectual Property

We have sought U.S. and international patent protection of key technologies used in our business as follows:

Patent Description	Issued	Status
“Sub-micron & Nano Size Particle Encapsulation by Electrochemical Process and Apparatus”	2005	U.S. Patent 6,942,765
“Electrodeposition Apparatus and Method using Magnetic Assistance and Rotary Cathode for Ferrous and Magnetic Particles”	2005	U.S. Patent 6,890,412
“Metal Hydride Composite Materials”	2004	U.S. Patent 6,824,667 Patent Pending EU
“Coated and Magnetic Particles and Applications Thereof”	Filed 2003	Patent Pending Japan
“Apparatus and Method for Highly Controlled Electrodeposition”	Filed 2004	Patent Pending U.S.
“Plating Apparatus and Method”	Filed 2005	Patent Pending Japan, Canada, Malaysia and Taiwan
“Method and Apparatus for Aligning MEMS and Photonics Devices”	2008	U.S. Patent 7,427,527
“Composite Magnetic Particles and Foils”	Filed 2005	Patent Pending U.S.
“Electrode Chemical Control System and Method”	Filed 2006	Patent Pending U.S.
“Submicron and Nano Size Particle Encapsulation by Electrochemical Process and Apparatus”	Filed 2005	Patent Pending Japan

To protect our trade secrets, we plan to provide certain of our controlled process intellectual property as part of a tool transaction while continuing to develop additional process applications to exploit the tool intellectual property.

We have the registered trademark for Surfect.

Our employees are parties to nondisclosure of proprietary information, innovation, confidentiality and non-compete agreements.

We may in the future pursue the licensing of certain technologies from laboratories, such as Sandia and Los Alamos National Laboratories, or other institutions.

Customer Relationship Management

We currently anticipate that each sales region will require its own local technical and language support. We anticipate utilizing local manufacturers and support representatives to help sell and support our equipment and processes. Customer support in the Tempe, Arizona corporate office will support customers in the United States and provide a platform for the management and facilitation of international customer support teams. Support will be available primarily through our internal sales team during the early product development and roll-out phase of our development which will be supplemented with internal technical product support as well as local support in South Korea, Germany, and China through a sales representative and distributor network. Our online support includes web access, including Frequently Asked Questions (FAQ’s) on a custom portal, on-line help in each product, email support requests posted on the customer portal, and by telephone. We use Salesforce.com® software via web interface to provide high quality yet low cost customer development management. Engineers in the United States create on-line training materials and tutorials, and work with international contacts to translate those materials available through our web site.

Our focus is to respond to customers’ needs for technology which we believe will enable us to help them implement more cost effective and higher efficiency solar metallization applications. Our strategy and technology approach are focused on providing market penetration with large solar customers experienced in introducing new technology and willing to share reliability data. Our initial prospects will act as beta customers providing critical feedback on process and tool operation as well as incorporating their specific requirements and metrology inputs. Our process team is providing process demonstration wafers which are characterized by the customer’s process, and reliability engineers followed by additional wafers run on a tool installed in the customer’s facility. We believe that customer characterizations will result in valuable feedback and references and are very critical as we start developing our revenue sources. Currently our marketing activities are focused on securing orders from leading German and Asian solar cell manufacturers.

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

Employees

As of April 15, 2009, we had four full-time employees. Our employees are not represented by a union or collective bargaining entity and our management considers relations with employees to be good.

Our History

We were originally incorporated on November 8, 2001 as a Nevada corporation and subsequently reincorporated in Delaware on September 14, 2006. Surfect Technologies was incorporated on December 26, 2000. On September 27, 2006, Surfect Technologies merged with our wholly-owned subsidiary resulting in Surfect Technologies being 100% owned by us. We did not have any operations before the merger. After the merger, we changed our name to Surfect Holdings, Inc. and succeeded to the business of Surfect Technologies as our sole line of business.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

We lease approximately 5,250 square feet of production and sales space in Tempe, Arizona for approximately $5,400 per month, including fees and taxes. The lease which expired on March 30, 2009 was renewed for three months expiring June 30, 2009. If we do not renew this lease, we believe that the greater Phoenix area has substantial vacant space at a comparable cost.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol SUFH. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The last reported sale price of our common stock as reported by the Bulletin Board on April 15, 2009 was $0.005 per share. As of that date, there were 75 record holders.

Year	Quarter Ended	Bid Prices
		High	Low

2008	March 31, 2008	$0.38	$0.09
	June 30, 2008	$0.14	$0.05
	September 30, 2008	$0.08	$0.02
	December 31, 2008	$0.04	$0.01

2007	March 31, 2007	$2.32	$1.00
	June 30, 2007	$1.20	$0.79
	September 30, 2007	$1.05	$0.55
	December 31, 2007	$0.83	$0.10

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.  Additionally, our recent loan agreement precludes us from issuing any dividends.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Report.

Company Overview

We are an early stage developer of automated electroplating tools for the solar energy and semiconductor power management device industries. Our current focus is on the solar industry. Surfect Technologies was formed to develop and commercialize patented automated electroplating deposition tools and processes which apply proprietary combinatorial deposits on wafers through a unique process. Our tools are designed to deposit conductive metals on solar cells and wafers through a proprietary electroplating process and tools.

Electroplating involves the coating of an electrically conductive object with a layer of metal using electrical current. Usually, the process is used to deposit an adherent surface layer of a metal having a desired property (generally conductivity in the solar industries for electron transfer efficiency and cell to cell interconnection) onto a substrate lacking that property.

The Company’s solar focus with this process and tools is for enabling solar companies to reduce the current cost of solar metallization while improving the efficiencies which will help to reduce the cost per watt for their products.

Our efforts are directed to the solar cell metallization as well as advanced solar module and panel interconnect metallization. We may also have opportunities as solar companies integrate power conversion and power management devices to utilize our semiconductor wafer bumping technology developed in prior years for additional revenue growth in the solar module market.  The smaller capital procurement cost of these tools as well as the increasingly tighter capital availability for new or replacement metallization capacity is a key focus.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Sales

We generated $19,550 of sales in 2008 compared to no sales in 2007.

Cost of Sales

Our cost of sales in 2008 was $11,500. Our cost of sales in 2007 was $234,439 representing a Finished Goods Inventory impairment of $278,628 and the reversal of a Warranty Reserve of $44,189 which was recovered when the warranty period on the Rio Electroless Development tool which was sold in 2006 elapsed without claim.

Expenses

Our expenses in 2008 decreased to $3,886,085 from $4,658,095 in 2007.  In 2008, interest expense decreased by approximately $850,000 because the bridge loan was no longer outstanding in 2008 after it was extinguished in November 2007.

Net Loss

Our net loss in 2008 was $3,868,063 compared to $4,845,398 in 2007 principally due to the decreased expenses and cost of sales described above.

Liquidity and Capital Resources

We have been in the development stage since our inception on December 26, 2000. As such, we have had limited operating revenue to date.

Net cash used in operating activities in 2008 was $2,861,448 compared to $3,986,983 in 2007. The year-to-year changes in net cash used in operating activities is primarily caused by the change in expenses discussed above.

Net cash used in investing activities was $99,458 in 2008 compared to $126,534 in 2007.

Net cash provided by financing activities was $3,100,506 in 2008 compared to $2,142,564 in 2007. These changes resulted primarily from changes in net proceeds from issuance of common stock.

We have funded our operations to date through sales of equity and debt securities. In January 2008, we closed a financing which commenced in December 2007 that enabled us to eliminate the major remaining debt obligations from our balance sheet as well as provided us with funding for operations during the first and second quarters of 2008. A subsequent financing was closed during July and August 2008, which provided funding for operations for the remainder of the calendar year. We will require further financing to fund our drive to commercialization.

We are currently undertaking additional efforts to complete additional financing activities with the support of our financial advisors. On March 31, 2009, the Company entered into a secured loan agreement and received installments of $25,000 and $75,000. The loan is secured by certain assets of the Company, guaranteed by Surfect Technologies, and bears an interest rate of 5%. Repayment of the loan is due in four equal quarterly installments of principal and accrued interest with the first installment due on June 30, 2009. As of April 15, 2009, we had $38,397 in available cash, with negative net working capital of $(30,659). We are currently experiencing a cash burn rate of approximately $100,000 per month.

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

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the Consolidated Financial Statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements

Share-based Compensation – Commencing January 1, 2006, we adopted a newly required accounting standard for calculating employee stock-based compensation expense. The standard was adopted using the modified prospective transition method which does not require restatement of prior periods’ results. The standard involves fair value determination of options at the grant date using various factors including dividend yield, weighted average future expected volatility of the stock, grantee turnover rates, risk-free interest rate and expected lives of the options. The calculated employee compensation cost is expensed over the requisite service period of the award, which is generally the vesting term of the options. As the Company was privately-held prior to the Merger, the volatility of its Common Stock has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 12 to our Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

Forward Looking Statements

The statements in this Report relating to the advantages of the single-cell multi-metal plating tools versus large multi-cell systems currently on the market, our ability to establish means of continual customer development activity and revenue through both tool sales and process upgrades, our belief regarding what is driving the current growth and demand for higher cell and module packing efficiencies, our belief regarding the increased adoption of electroplating for metalizing solar cells, opportunities in the Asia-Pacific market, our ability to accommodate large-scale volume ramp ups with modest capital expenditures, our intention to work closely with the large German and Worldwide solar certification and validation groups, our belief that top-tier solar cell producers and solar module manufacturers in Germany, Korea and China will be the first to adopt our technology, our belief that we can partner with other strategic suppliers, our belief that our plating tools will provide an improvement in uptime and utilization, our belief regarding the solar development that will come with partnering with other companies, our plan to provide certain of our controlled process intellectual property as part of a tool transaction, our intentions to pursue the licensing of certain technologies, our anticipation that each sales region will require its own local technical and language support, our belief that character characterizations will result in valuable feedback, potential opportunities that may come from solar companies integrating power conversion and the ability to raise funds to meet our working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the SEC.

Risk Factors

Investing in our common stock is very speculative and involves a high degree of risk. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Report, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or others that we do not summarize. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Company

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

Our auditors have included an “uncertainty paragraph” in their audit report on our financial statements for the period ended December 31, 2008 regarding our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, includes obtaining additional funding from the sale of securities and establishing revenue by commercializing one or more products. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through these methods, there can be no assurances that such methods will prove successful.

If we do not raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At December 31, 2008, we had working capital of approximately $126,000. In March 2009, we secured $100,000 in loan financing. This loan is due in four quarterly installments of principal and accrued interest beginning in June 2009. Our Chief Executive Officer has devoted a substantial amount of time speaking with potential investors. Because of the continuing decline in the economy, the substantial reduction in available credit and the decline in the stock market and our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational.

Because of our limited operating history and business risks associated with our company, we will require significant additional funding which we may have difficulty raising.

We have limited working capital and are seeking to raise up to $3,000,000. We currently generate limited revenues. We have expended substantial funds in research and development as well as administrative efforts and will continue to expend substantial funds in manufacturing, research and development and for general operations. We will require substantial additional funds to gear up operations if and when our products are accepted into the market, and to provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. Our long term capital requirements are expected to depend on many factors, including:

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

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise additional funds through the exercise of warrants, equity or debt financings, collaborative arrangements with corporate partners, or other sources. Any equity financing may be dilutive to existing shareholders and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations, or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce, refocus, or delay our development efforts with our technology and products.

Because our products are highly specialized and it is difficult to estimate the size of the available market for our products, our products may not achieve market acceptance.

Our products are highly specialized and primarily have applications in high-efficiency and high speed solar metallization and solar module packaging applications. It is difficult to estimate with certainty the total market size for our products and there can be no assurances that our products will achieve market acceptance or generate significant revenues.

Because we are in an early stage of development and have a limited operating history, we cannot assure you that we will generate significant revenue or become profitable.

We are in the early stage of development, have had limited revenue related to our core operations and have only a limited operating history on which to base an evaluation of our business and prospects. Since inception, we have generated limited revenue from the provision of miscellaneous consulting and plating services which we have recorded in our financial statements as other income. For the year ended December 31, 2008, we experienced losses of $3.9 million on a consolidated basis and reported revenue of $19,550. As of December 31, 2008 and 2007, our accumulated deficit was approximately $16.4 million and $12.5 million, respectively. In addition, we expect to continue incurring operating losses for the foreseeable future. Our ability to generate significant revenue and achieve profitability depends on our ability to complete the development of, manufacture, market and sell our technology. We may not succeed given the technological, marketing, strategic and competitive challenges we will face. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, delays and inherent risks frequently encountered in connection with the growth of a new business, the continuing development of new technology, and the competitive environment in which we operate. Such risks include acceptance by users in an evolving and unpredictable business environment, the lack of a well developed brand identity and the difficulty of bringing our product to market on a timely basis.

Our revenue is highly dependent on the solar cell and solar module industries which are subject to fluctuations.

We anticipate that most of our revenue will be derived from solar companies and outsourced solar providers and other suppliers in the solar industries. Our revenue, if any, may increase and decrease with the level of equipment purchases and solar cell silver paste conversion activity and is therefore subject to declines in or disruptions to purchasing or qualification buy-offs in  the solar industry Our revenue may be adversely affected as product demand and customer volume requirements vary as a result of:

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

•

Economic and political issues in the Asian, European, Indian and emerging markets; and

•

The financial condition of solar merchant providers and smaller solar module customers.

The possibility of further supply disruptions, availability of key material sources, solar cell and module demand, product design changes, and financial instability and capital availability in emerging markets may adversely affect the markets for our products. Companies may reduce their planned capacity requirements, making fewer unit sales available to us. The financial instability of smaller solar companies or a prolonged substantial decrease in solar booking volumes could have an adverse impact on our business and operations. High demand versus limited supply of silicon could slow our growth in the solar business although recent silicon supply capacity expansions and slower solar growth may offset this concern.

Because initially we expect to depend on a relatively small number of customers, the loss of a customer may have a material adverse effect on our revenue and financial condition.

We expect our sales to be concentrated among relatively few customers. The loss of any significant customer or any reduction in orders by a significant customer may have a material adverse effect on our revenue.

If we encounter risks and difficulties frequently experienced in rapidly evolving industries such as the solar industry, we may not be profitable.

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

We face competition from established and emerging solar and semiconductor capital equipment manufacturers, which could divert prospective customers to our competitors.

We currently compete in the solar cell metallization tools and solar module interconnect and packaging markets. Some equipment companies not traditionally serving our market could enter our market, causing reduced revenue and sales opportunities. We expect existing competitors and new entrants to constantly revise and improve their business models. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing companies by large corporations could increase potential competitors’ resources. Since our resources are limited, we may not be able to compete with these larger competitors.

We are dependent on the continued operation of qualified manufacturing outsourcing capacities.

We currently intend to outsource all of our manufacturing activities to facilities located in the United States and Asia. While we have identified two to three such manufacturing facilities to support our product builds, we believe there are sufficient manufacturing facilities available to us for the foreseeable future, especially given the weaker market. We may not be able to continue to find qualified manufacturers on acceptable terms and, even if we do, there can be no assurance that product quality will continue to be acceptable. These facilities may be subject to disruption for a variety of reasons, including access to capital, work stoppages, fire, energy shortages, flooding or other natural disasters. We cannot ensure that alternative production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such a disruption could negatively impact our ability to operate our business.

Consolidation in the high technology capital equipment industry and increased competition may result in increased expenses, lost bookings and reduced revenue.

We compete to attract the largest most advanced solar cell manufacturers and solar module companies as prospective customers. Consolidation of customers may result in decreased equipment demand and increased competition. In order to compete effectively, we may need to increase incentives, pre-pay incentives, increase spending on marketing or product development, or make significant investments to purchase strategic assets. In addition, consolidation among process equipment manufacturers, such as mergers and alliances, may increase competition from their distribution channels or give them additional leverage to negotiate lower booking charges.

Our success depends on maintaining the integrity and upgrading the quality of our systems and infrastructure.

If our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure to offer an increasing number of customers’ enhanced products, services, features and functionality, while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Solar cell and module manufacturers will not tolerate a service hampered by slow equipment delivery and lead times, unreliable service levels and production outages due to installation delays, or insufficient technical support and process capability, any of which could negatively affect our business.   We do see increased opportunities for strategic alliances given the importance of the company’s technology and efficiencies that may be provided to solar companies.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and operating results could suffer.

Our future success depends on providing products and services that are accepted by solar cell and module manufacturers. Our competitors are constantly developing innovations. If the solar industry participants introduce changes or developments that we cannot meet in a timely or cost-effective manner, our business may be adversely affected. As a result, we must continue to invest significant resources in research and development in order to enhance our technology and existing products and services. Additionally, we will have to consistently introduce new high-quality products and services that industry participants can easily and effectively use. If we are unable to provide prospective customers with high quality and technologically efficient products, then such customers may become dissatisfied and move to competitors’ products. Moreover, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users.

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

We have received three patents and filed six additional patent applications with the U.S. Patent and Trademark Office and have filed patent applications in Europe, Japan, Taiwan, Malaysia and Canada. In addition, we have registered our trademark SURFECT® and will apply to register new trademarks as they arise. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others. Enforcing or defending our rights is expensive, could cause diversion of our resources, and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.  Additional solar process and solar module interconnect patents applications are expected to be prepared and issued as we introduce new products later during 2009.  New funding is allocated for this purpose and support of additional trademarks.

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

Because of the international emphasis of our business, we are subject to special risks.

We intend to conduct a large portion of our business internationally which is more difficult for U.S. based management to supervise and requires increased costs. We currently are focused on initial customer penetration in the Asian and European markets which represents the largest markets for our tools and processes outside of the United States. We will face a number of risks associated with international operations, including:

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

Our success will depend to a significant degree upon the continued services of Steven Anderson, our Chief Executive Officer and Richard Tung, our Vice President of Operations. Their experience in both new product development and Asian outsourcing is key to the company’s ability to maintain a lean operation.  Management and other employees may voluntarily terminate their employment at any time, since we do not have employment agreements with any of our employees. Our success will also depend on the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. The loss of the services of key personnel, or the inability to attract and retain additional highly qualified personnel, could adversely affect our business and damage our business prospects.

Since we may be dependent on collaborative arrangements for the development of our technologies and business, we may be exposed to the risk of reliance on the viability of third parties.

In conducting our research and development activities, we may in the future rely upon collaborative arrangements with universities, laboratories and corporate partners. The failure to perform under any of these arrangements, by any of these entities, may substantially disrupt or delay our research and development activities.

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

If our suppliers encounter financial hardships, we may be unable to fulfill our orders.

Because we rely on third party suppliers, if they encounter financial difficulties, we may be delayed in or unable to fulfill our orders.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive procedures.

Because of the nature of our business, we incur substantial expense to comply with environmental laws and regulations.

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

Instability in emerging markets may adversely affect the solar equipment markets.

Supply disruptions, availability of key material sources, solar cell and module demand, product design changes, capital availability and financial instability in emerging markets may adversely affect the solar equipment market. Companies may reduce their planned capacity requirements, making fewer unit sales available to us. The financial instability of smaller solar companies or a prolonged substantial decrease in solar booking volumes could have an adverse impact on our financial performance, operations, liquidity and capital resources.

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

•

period-to-period fluctuations in our financial results;

•

loss of any strategic relationship;

•

regulatory or industry developments;

•

economic and other external factors; and

•

completion of a dilutive financing or our failure to raise the necessary capital.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our principal shareholders, executive officer and directors together beneficially own a substantial number of shares of common stock, which gives them substantial control over certain major decisions on which our shareholders may vote and which may discourage an acquisition of our company.

Our Chief Executive Officer, directors and principal shareholders beneficially own approximately 60% of our outstanding common stock. Accordingly, such persons will have the ability to determine the direction and decisions of the Company. Additionally, the Chief Executive Officer and directors may have even greater control in the event that they exercise any of the options which have been or may be granted to them under our employee incentive plan or if they otherwise acquire additional shares of our common stock.

The interests of our current executive officer, directors and principal shareholders may differ from the interests of other shareholders. As a result, they will have significant influence over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including in connection with the following actions:

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

Because our common stock does not trade on a liquid market, you may have difficulty in selling your common stock at current market prices.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will ever develop, or if developed, be sustained. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because our common stock is considered “penny stock,” it may make it more difficult for our investors to sell their shares.

The Securities and Exchange Commission (the “SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock is currently less than $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation limits the ability of brokers to solicit purchases of our common stock, which in turn tends to reduce the market price.

We have raised substantial amounts of capital in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

The securities offered in our private placements were not registered under the Securities Act of 1933 (the “Securities Act”) or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the Over-the-Counter Bulletin Board or exchange on which our common stock may in the future be listed, as well as the issuance of warrants or convertible securities at a discount to market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our shareholders sell substantial amounts of our common stock in the public market, under a Registration Statement or under Rule 144, including shares issued upon the exercise of outstanding options or warrants, such events could create a circumstance commonly referred to as an “overhang” causing the price of our common stock to fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate more difficult.

The issuance of common stock upon the exercise of our outstanding warrants may result in substantial dilution of the shareholders.

There are currently 177,356,476 shares of common stock issuable upon exercise of our outstanding warrants. The issuance of common stock upon conversion of the warrants will result in immediate and substantial dilution to the interests of other shareholders.  Additionally, we recently substantially increased the number of warrants and reduced their exercise price from $0.08 to $0.05 per share. This adjustment occurred as a result of the sale of common stock at $0.05, which triggered an anti-dilution provision in the warrants.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of the date of this Report, we had outstanding 152,344,735 shares of common stock of which our directors and an executive officer own 19,058,837 which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares are freely tradable.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of the Company may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions,

(iii)

filing of Form 144, and

(iv)

volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or,

(v)

the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Our certificate of incorporation authorizes our board to create new series of preferred stock without further approval by our shareholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that, among other things, would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing shareholders.

Delaware law and our charter contain provisions that could discourage or prevent a potential takeover, even if such transaction would be beneficial to our shareholders.

Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of us or for our shareholders to remove existing management, and may discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to our shareholders.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-25.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9A(T)

Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following represents our current Board of Directors and executive officers. We have one vacancy on our Board of Directors. There are no family relationships between any of our directors and executive officers.

Name	Age	Position

Steven Anderson	54	President, Chief Executive Officer, Chief Operating Officer, Secretary, Treasurer and Director
Mark T. Cox	52	Director
Pio M. Verges	55	Director
Michael G. Mezzapelle	53	Director

Director Biographies

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

Pio M. Verges has served as a director since January 11, 2008. Since 1985, Mr. Verges has been a professor at the European University for its BBA and MBA programs in Barcelona, Spain.

Michael G. Mezzapelle has served as a director since January 11, 2008. In December 2002, Mr. Mezzapelle founded Mezzapelle & Associates, LLC, a certified public accounting firm, which primarily services clients in the Connecticut, New York and New Jersey area.  Prior thereto, from 1981 to November 2002, Mr. Mezzapelle was a partner of Strada & Mezzapelle, LLC of Stamford, Connecticut. Mr. Mezzapelle is a Certified Public Accountant.

Committees of the Board of Directors

Audit Committee

The Audit Committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by us and our independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles. Messrs. Mezzapelle and Verges are our current audit committee members.  Our Board has determined that Michael Mezzapelle is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers our stock option plan and 2008 Equity Incentive Plan (the “Plan”) and recommends and approves grants of restricted stock and stock options under the Plan. Messrs. Mezzapelle and Anderson are our current Compensation Committee members.

Board Independence

We believe that each of Michael G. Mezzapelle and Pio M. Verges is an “independent director,” as that term is defined by applicable listing standards of The Nasdaq Stock Market, including the rules relating to the independence standards of an audit committee.

Code of Ethics

Our management has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board of Directors. We have presented it to our Board of Directors for formal approval and expect it will be adopted at the next meeting or by unanimous consent. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Surfect Holdings, Inc., 1800 W. Broadway Road, Tempe, Arizona 85282, Attention: Mr. Steven Anderson.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than 10% are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2008 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Mark T. Cox	1	1	0

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2008 and 2007 to our Chief Executive Officer (our “Named Executive Officer”). No other officer earned more than $100,000 in 2008.

2008 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Option Awards ($)(f)		Total ($)(j)
Steven Anderson	2008	187,356	359,477	(1)(2)	546,833
Chief Executive Officer	2007	143,621	27,774	(2)	171,395

———————

(1)

Includes 1,927,731 fully vested stock options granted in lieu of unpaid compensation.

(2)

This represents the dollar amounts recognized in the Company’s year-end 2008 and 2007 financial statements for reporting purposes as required, under SFAS No. 123(R), “Share-Based Payment.”  Amounts shown cover awards granted in 2008 and in prior years.  The amounts represent the compensation costs of awards that are paid in options and shares of the Company’s common stock (the amounts do not reflect the actual amounts that may be realized by the Named Executive Officer). A discussion of the assumptions used in calculating these values may be found in Note 12 to the audited Consolidated Financial Statements.

Executive Officer Employment Arrangement

We currently do not have a written employments agreement with our Chief Executive Officer.  We pay Mr. Anderson a base salary of $175,000 per year.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to outstanding equity awards held by our Named Executive Officer at December 31, 2008.

Outstanding Equity Awards At 2008 Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Steven Anderson	65,686	80,283	$0.30	11/15/2014
Chief Executive Officer	201,667	0	$0.30	4/1/2016
	104,195	0	$0.30	6/19/2016
	377,724	125,907	$0.30	9/22/2016
	1,927,731	0	$0.12	3/22/2013
	5,658,000	16,974,000	$0.15	3/22/2013

2008 Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Our non-employee directors receive automatic grants of stock options as compensation for their services as directors under the Plan as described below.  The following compensation is based on the expenses we were required to recognize in our financial statements under generally accepted accounting principles:

Name (a)	Option Awards ($)		Total ($)
Mark Cox	4,505	(1)(2)	4,505
Pio M. Verges	4,505	(1)(2)	4,505
Michael G. Mezzapelle	5,631	(1)(2)	5,631

———————

(1)

This represents the dollar amounts recognized in the Company’s year-end 2008 and 2007 financial statements for reporting purposes in accordance with SFAS 123(R). Amounts shown cover awards granted in 2008 and in prior years. The amounts represent the compensation costs of awards that are paid in options to purchase shares of the Company’s common stock (the amounts do not reflect the actual amounts that may be realized by the directors). A discussion of the assumptions used in calculating these values may be found in Note 12 to the audited Consolidated Financial Statements.

(2)

These options vest over a three-year period on the last calendar day of each fiscal quarter beginning June 30, 2008, subject to continuing service with the Company on each applicable vesting date

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2008.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted		Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	590,452		0.43	909,548

Equity compensation plans not approved by security holders	43,804,391	(1)	0.12	15,151,071

Total	44,394,843			16,060,619

———————

(1)

Includes 955,462 stock options not granted under a plan.

2006 Stock Plan

Our 2006 Stock Plan (“Stock Plan”) was adopted by our directors and shareholders on September 25, 2006. A total of 1,500,000 shares of common stock have been reserved for issuance under the Stock Plan. The purpose of the Stock Plan is to provide an incentive to retain directors, officers, consultants and employees of our company and our affiliates whose services are considered valuable. Under the Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Stock Plan is administered by our board of directors or the Compensation Committee. As of December 31, 2008, no shares of common stock have been issued under the Stock Plan, options to purchase 1,115,452 shares of common stock were outstanding and 384,548 shares of common stock remain available for issuance under the Stock Plan.

2008 Equity Incentive Plan

On March 22, 2008, our board of directors approved the Plan covering stock rights to purchase up to 58,000,000 shares of common stock. Under the Plan, the board of directors or compensation committee may authorize options, grants of restricted stock and restricted stock units, and cash and stock-settled stock appreciation rights.

Non-employee directors receive automatic grants of stock options. The number of stock options and the exercise price is based on the fair market price on the day before grant. The following table sets forth information concerning the compensation of our non-employee directors under the Plan:

Qualifying Event	Stock Options
Initial appointment as Chairman of the Board	100,000
Initial election or appointment of non-employee director	200,000
Initial appointment as Chairman of a Committee	50,000
Annual grant to Chairman of the Board	100,000
Annual grant to non-employee director	200,000
Annual grant to a Chairman of a Committee	50,000

The initial and annual grants vest in equal installments over three year period on the last calendar day of each fiscal quarter. All grants are subject to the director’s continued service in the same capacity on each applicable vesting date.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Surfect’s voting stock beneficially owned as of April 9, 2009 by (i) those persons known by the Company to be owners of more than 5% of Surfect’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Owner(1)	Percent (1)

Directors and Executive Officers:
Common Stock	Steven Anderson(2)(3)(4)	10,605,319	6.5%
Common Stock	Mark T. Cox(3)(5)	29,800,618	18.1%
Common Stock	Michael G. Mezzapelle(3)(6)	733,333	*
Common Stock	Pio Verges (3)(7)	780,953	*
Common Stock	All directors and executive officers as a group (4 persons)	41,920,223	23.9%

5% Shareholders:
Common Stock	Liechtensteinische Landesbank AG(8) Staedtle 44, Vaduz 9490, Vaduz, Liechtenstein	27,955,484	15.7%
Common Stock	Whalehaven Capital Fund Limited(9) 160 Summit Avenue Montvale, New Jersey 07645	41,014,377	23.3%
Common Stock	Excalibur Special Opportunities, LP(10) 33 Prince Arthur Avenue Toronto, Ontario M5R 1B2, Canada	22,349,686	13.1%
Common Stock	New Energy Fund LP(5) 527 Madison Avenue New York, New York 10022	23,733,951	14.4%
Common Stock	Tundra Alternative Energy Fund Ltd.(11) Sir Walter Raleigh House 48-50 Esplanade St. Heller, Jersey Jel 4HH	20,147,649	12.6%
Common Stock	Gemini Master Fund, Ltd.(12) c/o Gemini Strategies 135 Liverpool Drive, Suite C Cardiff, California 92007	22,299,843	13.3%
Common Stock	Jacob Honig Irrevocable Trust(13) 4263 NW 61 Lane Boca Raton, FL 33496	13,714,627	8.3%
Common Stock	Kanis, SA(14) 125 Main Street Road Town, Tortola British Virgin Islands	10,000,000	6.6%

———————

*

Less than 1%

(1)

Applicable percentages are based on 152,344,735 shares outstanding adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this Report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  Except as otherwise indicated, the address of each of the shareholder listed below is: c/o Surfect Holdings, Inc., 1800 West Broadway Road, Tempe, Arizona 85282.

(2)

an executive officer.

(3)

a director.

(4)

Includes 10,244,719 shares issuable upon the exercise of currently exercisable stock options. Does not include 15,270,474 stock options which are not exercisable within 60 days.

(5)

Mark T. Cox is chief executive officer of New Energy Fund LP and Energy & Natural Resources-1 A Series Funds and has sole voting and investment power over shares held by them. He disclaims beneficial ownership of the shares owned by them.  Includes 12,000,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.  Includes 66,667 shares issuable upon the exercise of currently exercisable stock options.  Does not include 133,333 stock options which are not exercisable within 60 days.

(6)

Includes (i) 250,000 shares owned by Goliath Holdings LLC, of which Mr. Mezzapelle is the president, (ii) 400,000 shares issuable to Goliath Holdings LLC upon the exercise of warrants at an exercise price of $0.05 per share, and (iii) 83,333 shares issuable upon the exercise of stock options. Mr. Mezzapelle disclaims beneficial ownership of the shares owned by or issuable to Goliath Holdings LLC.  Does not include 166,667 stock options which are not exercisable within 60 days.

(7)

Includes 66,667 shares issuable upon the exercise of currently exercisable stock options. Does not include 133,333 stock options which are not exercisable within 60 days.

(8)

Michael Aebli, Assistant Manager of Liechtensteinische Landesbank AG, has voting and investment power over the shares held by it.  Includes 25,533,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.

(9)

Michael Finkelstein, investment manager, Arthur Jones and Trevor Williams, directors, and Brian Mazzella, chief financial officer of Whalehaven Capital Fund Limited, share voting and investment power over the shares held by it. Messrs. Finkelstein, Jones, Williams and Mazzella each disclaim beneficial ownership of such shares.  Includes 24,000,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.

(10)

Will Hechter, the president of Excalibur Capital Management Inc. and the general partner of Excalibur Small Cap Opportunities LP, has sole voting and investment power over shares held by Excalibur Small Cap Opportunities LP. Mr. Hechter disclaims beneficial ownership of such shares.  Includes 18,000,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.

(11)

Gerard Reid, fund manager of Tundra Alternative Energy Fund, has sole voting and investment power over shares held by Tundra Alternative Energy Fund. Mr. Reid disclaims beneficial ownership of such shares.  Includes 8,000,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.

(12)

Steven W. Winters, the managing member of Gemini Strategies, LLC, the investment manager of Gemini Master Fund, Ltd., has sole voting and investment power over shares held by Gemini Master Fund, Ltd. Mr. Winters disclaims beneficial ownership of such shares.  Includes 13,475,987 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share, 1,788,346 shares issuable upon the exercise of warrants at an exercise price of $0.0001 per share and 100,000 shares issuable upon the exercise of warrants at an exercise price of $2.00 per share.

(13)

Allan Honig, the trustee of Jacob Honig Irrevocable Trust, has sole voting and investment power over shares held by it. Mr. Honig disclaims beneficial ownership of such shares.  Includes 13,711,000 shares issuable upon the exercise of warrants at an exercise price of $0.05 per share.

(14)

Derek R. Gray, director of Kanis, SA, has sole voting and investment power over shares held by Kanis, SA. Mr. Gray disclaims beneficial ownership of such shares

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.

Principal Accounting Fees and Services.

Surfect’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of REDW, LLC (“REDW”) as the Company’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by REDW in 2008 were approved by the Audit Committee. The following table shows the fees for the year ended December 31, 2008 and for the year ended December 31, 2007.

	REDW	REDW
	2008	2007
Audit Fees (1)	$36,286	$103,679
Audit Related Fees (2)	$8,364	$19,889
Tax Fees (3)	$4,610	$3,059
All Other Fees	$—	$—

———————

(1)

Comprised of the audit of our annual financial statements and reviews of our quarterly reports on Form 10-Q.

(2)

Audit related fees – Includes fees related to the review of our Current Reports on Form 8-K and Registration Statements and amendments thereto.

(3)

Tax fees – Comprised of services for tax compliance and tax research.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Certain material agreements contain representations and warranties, which are qualified by the following factors: (1) the representations and warranties contained in any agreements filed with this Report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts; (2) the agreement may have different standards of materiality than standards of materiality under applicable securities laws; (3) the representations are qualified by a confidential disclosure schedule that contains some nonpublic information that is not material under applicable securities laws; (4) facts may have changed since the date of the agreements; and (5) only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

No.	Description	Incorporated By Reference	Exhibit #
2.1	Agreement of Merger and Plan of Reorganization	Contained in Form 8-K filed on October 3, 2006	2.1
3.1	Certificate of Incorporation	Contained in Form SB-2 filed on September 18, 2006	3.1
3.2	Certificate of Amendment	Contained in Form 8-K filed on October 3, 2006	3.1
3.3	Certificate of Amendment	Contained in Form 8-K filed on December 20, 2007	3.1
3.4	Certificate of Amendment	Contained in Form 8-K filed on March 5, 2008	3.1
3.6	Bylaws	Contained in Form 8-K filed on September 18, 2006	3.2
4.1	Form of Warrant – Bridge Investors	Contained in Form 8-K filed on December 6, 2007	10.4
4.2	Form of Registration Rights Agreement – Bridge Investors	Contained in Form 8-K filed on December 6, 2007	10.5
10.1	Form of Subscription Agreement – Bridge Investors	Contained in Form 8-K/A filed January 11, 2008	10.1
10.2	Form of Promissory Note – Bridge Investors	Contained in Form 8-K filed on December 6, 2007	10.1
10.3	Engagement Letter with Westminster Securities	Contained in Form 8-K filed on December 6, 2007	10.6
10.4	Amendment to Engagement Letter with Westminster Securities	Contained in Form 8-K filed on December 6, 2007	10.7
10.5	Lock-Up Agreement with ITU Ventures West, I, L.P.	Contained in Form 8-K filed on December 6, 2007	10.8
10.6	Waiver and Investment Agreement with the Bridge Investors	Contained in Form 8-K filed on December 20, 2007	10.1
10.7	Acknowledgment and Agreement to Modification of Waiver and Investment Agreement	Contained in Form 8-K filed on December 20, 2007	10.2
10.8	2006 Option Plan	Contained in Form 8-K filed on October 3, 2006	10.2
10.9	Form of Option Agreement in 2006 Option Plan	Contained in Form 8-K filed on October 3, 2006	10.3
10.10	2008 Equity Incentive Plan	Contained in Form 8-K filed March 27, 2008	10.1
10.11	Lease Agreement	Contained in Form SB-2 filed on January 25, 2008	10.7
10.12	Separation and Release Agreement with Mark Eichorn dated January 7, 2008	Contained in Form SB-2 filed on January 25, 2008	10.6
10.13	Separation and Release Agreement with Miles Prim dated September 25, 2007	Contained in Form SB-2 filed on January 25, 2008	10.5
21.1	List of Subsidiaries of the Registrant	Contained in Form SB-2 filed November 30, 2006	21.1

No.	Description	Incorporated By Reference	Exhibit #
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009

SURFECT HOLDINGS, INC.

By:	/s/ STEVEN ANDERSON
Steven Anderson
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN ANDERSON	Director	April 15, 2009
Steven Anderson

/s/ MARK T. COX	Director	April 15, 2009
Mark T. Cox

/s/ PIO M. VERGES	Director	April 15, 2009
Pio M. Verges

Director
Michael G. Mezzapelle

SURFECT HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Surfect Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Surfect Holdings, Inc. and subsidiary (Surfect) (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception (December 26, 2000) through December 31, 2008. These financial statements are the responsibility of Surfect’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surfect Holdings, Inc. and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended and for the period from inception through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As discussed in Note 10, in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. During 2008, Surfect received equity funding to meet its short-term working capital needs; however, Surfect remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sale of its products and services at sufficient profit margin to cover operating expenses. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ REDW LLC

Albuquerque, New Mexico

April 14, 2009

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2008	2007
Assets

Current assets
Cash and cash equivalents	$151,973	$12,373
Cash escrowed in advance of equity financing	—	765,000
Accounts receivable	19,550	—
Inventory	373,366	373,366
Prepaid expenses and other assets	108,774	121,123
Total current assets	653,663	1,271,862

Fixed assets
Furniture and machinery	467,854	467,854
Office and computer equipment	140,014	140,014
Leasehold improvements	38,958	36,697
	646,826	644,565
Less accumulated depreciation and amortization	(340,894)	(236,106)
Total fixed assets	305,932	408,459

Intangibles
Pending patents and trademarks	267,164	169,966
Issued patents	45,813	45,813
	312,977	215,779
Less accumulated amortization	(18,139)	(5,508)
Total intangibles	294,838	210,271

Total assets	$1,254,433	$1,890,592

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS - CONTINUED

DECEMBER 31,

	2008	2007
Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$420,193	$348,326
Escrowed proceeds from equity offering	—	765,000
Notes payable	31,833	240,036
Current portion of capital lease	2,076	2,375
Other accrued liabilities	73,139	217,886
Total current liabilities	527,241	1,573,623

Long-term liabilities, less current portion
Capital lease	—	2,472
Total long-term liabilities	—	2,472

Total liabilities	527,241	1,576,095

Stockholders' equity
Preferred stock, 10,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001; 500,000,000 authorized, 152,397,922 and 65,949,949 issued and outstanding at December 31, 2008 and 2007, respectively	15,239	6,595
Additional paid-in capital	17,094,821	12,822,707
Deficit accumulated during development stage	(16,382,868)	(12,514,805)
Total stockholders' equity	727,192	314,497
Total liabilities and stockholders' equity	$1,254,433	$1,890,592

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Years Ended December 31,		For the Period from December 26, 2000 (Inception) to December 31,
	2008	2007	2008

Sales	$19,550	$—	$240,489

Cost of sales	11,500	234,439	356,673

Gross profit	8,050	(234,439)	(116,184)

Expenses
Payroll and employee benefits	1,426,755	1,432,970	6,113,662
Research and development	181,584	331,511	2,274,519
General and administrative	1,951,616	1,740,422	5,847,636
Sales and marketing	206,184	206,549	748,523
Depreciation and amortization	117,418	90,907	452,660
Interest	2,528	855,736	1,012,630
Total expenses	3,886,085	4,658,095	16,649,630

Other income	9,972	47,136	182,946

Net loss	$3,868,063	$4,845,398	$16,382,868

Net loss per share attributable to common stockholders, basic and diluted	$0.03	$0.27	$0.72

Shares used in computing basic and diluted net loss per share attributable to common stockholders	132,598,136	17,950,743	22,844,419

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

					Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders Equity

	Common Stock		Preferred Stock Series A
	Shares	Amount	Shares	Amount

December 26, 2000 - initial issuance of shares at $0.02 per share	5,020,000	$100,400	––	$—	$918	$—	$101,318
Net loss from inception to December 31, 2003	—	—	––	—	—	(777,717)	(777,717)
Balance at December 31, 2003	5,020,000	100,400	––	—	918	(777,717)	(676,399)
Issuance of Series A preferred stock for $2,954,832 cash consideration, conversion of convertible notes and accrued interest	—	—	12,549,568	4,113,879	—	—	4,113,879
Net loss for the year ended December 31, 2004	—	—	—	—	—	(1,444,557)	(1,444,557)
Balance at December 31, 2004	5,020,000	100,400	12,549,568	4,113,879	918	(2,222,274)	1,992,923
Share-based compensation – employee	—	—	—	—	14,000	—	14,000
Share-based compensation - non-employee	—	—	—	—	5,000	—	5,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	(2,497,019)	(2,497,019)
Balance at December 31, 2005	5,020,000	100,400	12,549,568	4,113,879	19,918	(4,719,293)	(485,096)
Issuance of Series A-1 preferred stock for $1,993,453 cash consideration, conversion of convertible notes and accrued interest in January and May 2006	—	—	16,666,667	2,500,000	—	—	2,500,000
Issuance of Common Stock at $0.02 upon exercise of options	302,679	6,054	—	—	(248)	—	5,806
Grant date fair value of stock options granted to employees	—	—	—	—	52,267	—	52,267
Grant date fair value of stock options granted to non-employees	—	—	—	—	5,096	—	5,096
Compensation resulting from management exercise of option bonus	4,599,626	197,785	—	—	(52,267)	—	145,518
Balance prior to September 27, 2006 Recapitalization	9,922,305	$304,239	29,216,235	6,613,879	24,766	(4,719,293)	2,223,591

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY – CONTINUED

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

					Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance prior to September 27, 2006 Recapitalization	9,922,305	$304,239	29,216,235	$6,613,879	$24,766	$(4,719,293)	$2,223,591
Conversion of preferred shares to common	45,948,992	6,613,879	(29,216,235)	(6,613,879)	—	—	—
Cancellation of Surfect Technologies, Inc. (STI) Common Stock	(55,548,618)	(6,904,243)	—	—	6,904,243	—	—
Conversion of Windy Creek Developments Common Stock upon merger with Windy Creek-DE	2,500,001	250	—	—	41,750	—	42,000
Purchase and cancellation of STI non-qualified investor common shares	(322,679)	(13,875)	—	—	—	—	(13,875)
Issuance of SHI Common Stock to STI Holders	8,001,666	800	—	—	—	—	800
Issuance of Common stock for net proceeds of $2,950,630 cash, and including conversion of a $500,000 demand note payable to a principal shareholder	3,700,000	370	—	—	2,950,260	—	2,950,630
Net loss for the year ended December 31, 2006	—	—	—	—	—	(2,950,114)	(2,950,114)
Balance at December 31, 2006	14,201,667	1,420	—	—	9,921,019	(7,669,407)	2,253,032
Penalty shares issued due to delayed registration	112,000	11	—	—	(11)	—	—
Issuance of common stock to originate $1,500,000 convertible promissory notes payable	660,000	66	—	—	620,334	—	620,400
Issuance of common stock to originate $300,000 convertible promissory notes payable	144,000	14	—	—	136,786	—	136,800
Issuance of common stock as a portion of severance to employee	50,000	5	—	—	29,995	—	30,000
Issuance of common stock to a consultant	75,000	8	—	—	15,750	—	15,758
Net proceeds from issuance of common stock at $0.04 per share	21,500,000	2,150	—	—	764,869	—	767,019
Issuance of common stock to a bridge loan holder in exchange for $188,750 demand note	200,000	20	—	—	188,730	—	188,750

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY - CONTINUED

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

					Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Issuance of common stock to bridge loan holders to convert $995,000 of debt plus related accrued interest	29,007,282	$2,901	—	$—	$1,038,494	$—	$1,041,395
Share-based compensation - employee	—	—	—	—	46,470	—	46,470
Share-based compensation - non-employee	—	—	—	—	60,271	—	60,271
Net loss for the year ended December 31, 2007	—	—	—	—	—	(4,845,398)	(4,845,398)
Balance at December 31, 2007	65,949,949	6,595	—	—	12,822,707	(12,514,805)	314,497
Penalty shares issued due to delayed registration	64,613	6	—	—	(6)	—	—
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	1,530,860	153	—	—	51,512	—	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt	7,000,000	700	—	—	139,300	—	140,000
Net proceeds of $1,697,880 from issuance of common stock at $0.04 per share	47,065,000	4,707	—	—	1,693,173	—	1,697,880
Issuance of common stock upon exercise of warrants at $0.08 per share	125,000	12	—	—	9,988	—	10,000
Gross proceeds of $1,520,000 from issuance of common stock at $0.05 per share	30,400,000	3,040	—	—	1,516,960	—	1,520,000
Issuance of common stock as a portion of severance to employee	112,500	11	—	—	13,489	—	13,500
Issuance of common stock to a consultant	150,000	15	—	—	17,985	—	18,000
Financing Fee incurred in connection with fundraising concluded in August 2008	—	—	—	—	(106,400)	—	(106,400)
Share-based compensation - employee	—	—	—	—	396,909	—	396,909
Share-based compensation - non-employee	—	—	—	—	539,204	—	539,204
Net loss for the year ended December 31, 2008	—	—	—	—	—	(3,868,063)	(3,868,063)
Balance at December 31, 2008	152,397,922	$15,239	—	$—	$17,094,821	$(16,382,868)	$727,192

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Years Ended December 31,		For the Period from December 26, 2000 (Inception) to December 31,
	2008	2007	2008
Operating activities
Net loss	$(3,868,063)	$(4,845,398)	$(16,382,868)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	117,418	90,907	452,660
Loss on disposal of assets	—	—	26,873
Stock based compensation	967,613	152,499	1,376,724
Interest accrued converted to preferred stock	—	—	120,426
Interest accrued converted to common stock	—	46,395	46,395
Expenses payable converted to preferred stock	—	—	45,168
Warranty recovery	—	(44,189)	(44,189)
Inventory impairment charged to cost of sales	—	278,628	278,628
Amortization of debt discount	—	757,200	757,200
Changes in operating assets and liabilities
Inventory	—	(503,385)	(863,369)
Prepaid expenses and other current assets	12,349	9,172	(108,775)
Accounts Receivable	(19,550)	—	(19,550)
Accounts payable	71,867	42,601	420,193
Deposits payable	—	—	—
Accrued liabilities	(143,082)	28,587	118,993
Net cash used in operating activities	(2,861,448)	(3,986,983)	(13,775,491)

Investing activities
Investment in intangibles	(97,197)	(62,246)	(312,977)
Investment in fixed assets	(2,261)	(64,288)	(498,099)
Net cash used in investing activities	(99,458)	(126,534)	(811,076)

Financing activities
Bank overdraft	—	—	—
Proceeds from notes payable	—	1,944,168	4,379,506
Repayments on notes payable	(18,203)	(566,250)	(973,922)
Proceeds from loans from officers	—	—	86,769
Repayments on loans from officers	—	—	(86,769)
Net proceeds from issuance of common stock	3,121,480	767,019	6,440,447
Proceeds from issuance of preferred stock	—	—	4,948,285
Net payments against capital lease	(2,771)	(2,373)	(9,615)
Repayments on leasehold improvement notes	—	—	(46,161)
Net cash provided by financing activities	3,100,506	2,142,564	14,738,540

Net increase (decrease) in cash and cash equivalents	139,600	(1,970,953)	151,973
Cash and cash equivalents at beginning of period	12,373	1,983,326	—
Cash and cash equivalents at end of period	$151,973	$12,373	$151,973

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE PERIOD FROM DECEMBER 26, 2000 (INCEPTION) TO DECEMBER 31, 2008

	Years Ended December 31,		For the Period from December 26, 2000 (Inception) to December 31,
	2008	2007	2008

Interest paid	$3,485	$50,376	$83,059

Supplemental Schedule of Noncash Investing and Financing Activities
Copier acquired under capital lease	$—	$—	$116,691
Leasehold improvements acquired via notes payable	—	—	46,161
Series A preferred stock issued for $1,000,000 in demand notes payable, $113,879 of accrued interest and $45,168 related accounts payable	—	—	1,159,047
Series A-1 preferred stock issued for $1,993,453 in cash consideration, convertible demand notes payable of $500,000 and accrued interest	—	—	500,000
Conversion of $500,000 demand note for 500,000 shares of common stock and warrants to purchase 250,000 shares	—	—	500,000
Issuance of 400,000 shares of common stock to investor relations consultants as part of recapitalization	—	—	400,000
Debt discount in connection with issuance of 660,000 shares of common stock and bridge loan of $1,500,000	—	620,400	620,400
Debt discount in connection with issuance of 144,000 shares of common stock and bridge loan of $300,000	—	136,800	136,800
Conversion of $188,750 demand note for 200,000 shares of common stock	—	188,750	188,750
Common stock issued in exchange for $995,000 bridge loans plus accrued interest	—	1,041,395	1,041,395
Transfer of inventory to fixed assets	—	211,374	211,374
Writeoff of fully depreciated fixed assets	—	68,745	68,745
Issuance of common stock to bridge loan holder to convert $50,000 of debt plus related accrued interest	51,665	—	51,665
Issuance of common stock to short term note holders to convert $140,000 of debt	140,000	—	140,000

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

1)

Description of Operations and Development Stage Status

Surfect Holdings, Inc., together with its subsidiary, Surfect Technologies, Inc. (“Surfect” or the “Company”) is a development stage company based in Tempe, Arizona. Surfect Technologies, Inc. was incorporated on December 26, 2000. The Company was formed to develop and commercialize certain intellectual property and research in connection with the use of electro deposition technologies to enable solar cell metallization, improved solar module interconnect and provide 3-D stacked die packaging innovations to enable integration into solar modules of lower cost power management and power conversion devices. Since inception through 2008, the Company’s activities have been substantially limited to research and development of technologies for commercialization. In November 2006, the Company concluded its first tool sale; however, as the majority of the Company’s efforts remained dedicated to establishment of vendor relationships, supply chain and market entry and no additional sales were reported in  2007, and minimum sales were reported in 2008, these financials are prepared as a development stage company as defined by SFAS 7. The Company developed tools and processes in 2008 to improve solar cell efficiencies and demonstrated their first solar concentrator module packaging technology using the tools for solar cell metallization as well using to tools to provide a lower resistance copper interconnection path for the module package in late 2008.

The consolidated financial statements include Surfect Holdings, Inc., and Surfect Technologies, Inc., its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

At December 31, 2007, $765,000 of cash and cash equivalents was restricted for use until the closing of the equity funding in January 2008. For purposes of the statements of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or net realizable value. The Company recorded an impairment allowance of $278,628 as cost of sales during 2007. The Company reviewed its inventories during 2008 to identify items with cost in excess of estimated net realizable value and did not record an additional impairment allowance. It is reasonably possible that the Company’s estimates of net realizable values could be revised again in the near term due to technological and other changes.

Fixed Assets, Depreciation and Amortization

Fixed assets are carried at cost. Costs are reviewed regularly for idle and obsolete items. No assets are considered impaired in value at any balance sheet date reported herein.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

2)

Summary of Significant Accounting Policies—continued

Revenue Recognition

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

Loss per Common Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share,” which provides for the calculation of “Basic” and “Diluted” earnings per share. Basic loss per share includes no dilution and is computed by dividing (loss) to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share excludes from the diluted loss per share calculation, common shares potentially issuable as a result of possible preferred share conversions, cumulative dividends on preferred shares, and the possible exercise of warrants and stock options, since their impact would be anti-dilutive. (See further discussion at Note 14.)

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

Other Comprehensive Income

From inception through December 31, 2008, the Company had no changes in equity which constitute components of other comprehensive income.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

2)

Summary of Significant Accounting Policies—continued

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

•

collectability is reasonably assured.

As of December 31, 2008, the Company has not entered into any ongoing material revenue arrangements.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

2)

Summary of Significant Accounting Policies—continued

Revenue Recognition—continued

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

•

revenue related to services is recognized upon completion of performance of the service or ratably as the work is performed over the life of the related service contract.

The Company's sales revenues to date have been limited and have resulted from single product or service deliveries. The Company anticipates that, in the future, its products and services may involve multiple elements or multiple deliverables, the revenue for which will be recognized in accordance with the applicable accounting criteria defined in EITF No. 00-21.

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

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

4)

Intangibles

In December 2008, the Company recognized the issued patents are becoming subject to more rapid technological change, which translate to a shortened useful life of the technology. The Company has experienced a gradual transition of its target market from semiconductor to solar. Due to these changes, the Company has concluded that it makes sense to take a more conservative approach in their amortization process. As of the end of the third quarter of 2008, pending patents capitalized costs were not being amortized. Issued patents were amortized over their legal lives. All capitalized patents (issued and pending) will now be amortized over their estimated economic life, which is shorter than their legal life. All capitalized patent costs will be amortized straight line over their seven year estimated economic life commencing with quarter four of 2008.

Patents at December 31, 2008 and 2007 include capitalized costs of $294,838 and $210,271, net of accumulated amortization of $18,139 and $5,508 respectively. These balances consist of filing fees and executory costs related to acquiring a trademark and U.S. and international patents.

Filing fees and executory costs associated with patent applications are capitalized at the time incurred. In the event of denial or in the event a capitalized patent is deemed to be without worth, the unamortized balance is expensed.

5)

Income Taxes

The Company has no taxable income and no income tax liability during the periods reported.

Through June 30, 2004, the Company was an S corporation and its taxable income and losses flowed through to its shareholders. Effective July 1, 2004, as a result of venture capital investment, the Company was required to file its tax returns as a C corporation whereby the Company became responsible for paying its income tax liabilities. For the period from July 1, 2004 through December 31, 2008, the Company incurred taxable losses totaling approximately $14,800,000, which are available to offset future taxable income through 2027, subject to ownership change limitations.

6)

Intentionally Omitted

7)

Debt

The Company has the following short-term debt at December 31, 2008:

	2008	2007

Bridge note, 10% per annum, interest accrued monthly, subsequently converted to equity	$—	$50,000
12% senior secured convertible note, converted to equity in January 2008	—	140,000
Note to insurance carrier, 8.5% interest	—	50,036
Note to insurance carrier, 7.85% interest	31,833	—
	$31,833	$240,036

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

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

7)

Debt—continued

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

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

8)

Leases

At December 31, 2008, the Company had the following capital lease obligation:

Year Ending December 31, 2009	$2,296

Net minimum lease payments	2,296

Less amount representing interest	(220)
Present value of minimum lease payments	2,076

Less current maturities	(2,076)

Long-term portion of lease obligation	$—

The cost of equipment under capital lease is $11,691 with accumulated amortization of $9,616 at December 31, 2008

The Company had an operating lease for its Albuquerque, New Mexico facilities that expired in December 2006. The lease was continued on a month-to-month basis until it was terminated on September 30, 2007. The monthly rent was $3,300. Rent expense for the operating lease for the facility for 2007 was approximately $29,700.

In February, 2007, the Company entered into a two year facility operating lease for a 5,250 square foot customer sales and service center located in Tempe, Arizona which later in the year was designated as the corporate headquarters. The monthly lease expense is approximately $5,400, including fees and taxes. Rent expense including required facility maintenance for 2008 was approximately $63,000. The remaining obligation on the lease through January 2009 is $15,750. This lease was renewed through June 30, 2009.

During 2007, the Company entered into a 48 month operating lease for office equipment, with monthly payments of $605 (approximately $7,260 and $5,000 total payments in 2008 and 2007, respectively). The remaining obligation on the lease through April 2010 approximates $16,780.

9)

Employee Benefit Plan

During 2004, the Company continued a qualified voluntary Safe Harbor 401(k) Plan that covers all employees meeting certain age and length of service requirements. The Plan provides for voluntary employee contributions as well as also providing a discretionary matching contribution from the Company. The Safe Harbor contribution matches participant contributions at 100% of the first 3% and 50% of the next 2% of each participant’s compensation. Employer discretionary contributions vest on a stepped basis over six years of service. The Safe Harbor contribution vests immediately. The Company made matching contributions totaling $19,379 and $10,642 during the years ended December 31, 2008 and 2007, respectively.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

10)

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that Surfect will continue as a going concern. As shown in the accompanying financial statements, Surfect has incurred net losses since its inception and net losses have continued to the date of these financial statements. As described in Note 11, during 2008, Surfect received net proceeds of $3,121,480 from equity funding to meet its short-term working capital needs. In March 2009, the Company entered into a secured loan agreement and received proceeds of $100,000. Surfect, however, remains in the development stage and its ability to continue as a going concern is initially dependent on its ability to raise adequate capital to fund necessary market entry activities and subsequently on sufficient inflow of operating revenue derived from sales of its products at sufficient profit margin to cover operating expenses. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Endeavoring to secure the Company’s ability to continue as a going concern, management is continuing to pursue additional funding from the sale of equity securities to fund operations until the Company has reached a point where its cash requirements can be met by the cash generated from ongoing operations. No assurances can be made that the Company will be successful in obtaining such additional working capital.

11)

Equity Transactions

(a) 2007 Equity Transactions

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

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

11)

(a) 2007 Equity Transactions -continued

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

On July 31, 2008 and August 15, 2008, the Company sold 28,000,000 and 2,400,000 shares of Common Stock, respectively, for which the Company received gross proceeds of $1,400,000 and $120,000 respectively and resulted in net proceeds of $1,413,600 after placement agent fees of $106,400. One of our directors is chief executive officer of two of the funds which purchased shares in this offering. As a result of our private placement at $0.05 per share, the exercise price of our $0.08 warrants, which had anti-dilution protection, was reduced to $0.05 per share and warrants to exercise an additional 60,870,892 shares at an exercise price of $0.05 per share were issued to existing warrant holders.

Pursuant to a Registration Rights Agreement, the Company agreed to file a registration statement covering the resale of certain shares of its Common Stock no later than January 25, 2008 (the “Filing Date”). The Company completed the filing of the registration statement on January 25, 2008, as required.

In addition, the Registration Rights Agreement required the registration statement to be declared effective on or before 60 days from the Filing Date, which did not occur. As a result, during the fourth quarter of 2008, the Company issued these investors a total of 64,613 shares of Common Stock as compensation for the delay.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

11)

(b) 2008 Equity Transactions -continued

On April 16, 2008, the board of directors ratified the action of the Company in entering into an amendment to the Company’s agreement with Westminster Securities Corporation (“Westminster”) in conjunction with the equity financing completed in January 2008. The amendment provided for 9% warrant coverage for certain third party investment banking transactions, resulting in the issuance of 2,497,500 additional warrants to Westminster on the same terms and conditions as if they had been issued as of the date of the original warrants. As a result, Westminster received a total of 11,487,500 warrants to purchase shares of the Company’s Common Stock exercisable at $0.04 per share, some of which were then disbursed to third party investment banking groups who assisted in the financing.

12)

Stock Options

At December 31, 2008, the Company had two share-based compensation plans which are described below. The compensation cost that has been charged to operations for those plans was $936,113 for the year ended December 31, 2008, $106,741 for the year ended December 31, 2007, and $1,119,217 for the period since inception (December 26, 2000). No tax or other benefit has been recognized within the statement of operations of any period presented.

2006 Stock Plan and Other Options

The Company’s 2006 Stock Plan was adopted by the directors and stockholders on September 25, 2006. The purpose of the Plan is to provide an incentive to retain directors, officers, consultants and employees of the Company and its affiliates whose services are considered valuable. Under the Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified stock options and restricted stock. The Plan is administered by the Company’s board of directors. Option awards are granted at an exercise price equal to the average closing price of the Company’s Common Stock for the ten trading days immediately prior to the grant; those options generally vest based upon a 1- to 3-year period of continuous service and have a 10-year term. As of December 31, 2008 options to purchase 590,452 shares of Common Stock were outstanding and 909,548 shares of Common Stock remain unissued under this Plan.

On March 22, 2008, the Board of Directors adopted the 2008 Equity Incentive Plan. A total of 58,000,000 shares of Common Stock were reserved for issuance under the 2008 Equity Incentive Plan. This Plan is intended to advance the interests of the Company by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors by creating incentives and rewards for their contributions to the success of the Company. This Plan is administered by the Company’s board of directors, with the advice and recommendation of the compensation committee. Option awards are granted at an exercise price equal to the closing price of the Company’s Common Stock for the last trading day immediately prior to the grant; those options generally vest over a three-year period of continuous service in three month increments and have a five year term. As of December 31, 2008 options to purchase 42,848,929 shares of Common Stock were outstanding and 15,151,071 shares of Common Stock remain available for issuance under the Plan.

In September 2006, options to purchase an aggregate of 13,872,696 shares of Surfect Technologies’ common stock held by certain of its management were converted into options to purchase an aggregate of 1,998,334 shares of the Company’s Common Stock in accordance with their terms in connection with the recapitalization. These options have terms consistent with the 2006 Stock Plan discussed above but are accounted for separately from the 2006 Stock Plan as a reserve against authorized but unissued Common Stock. 955,462 of these options are outstanding as of December 31, 2008.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

12)

2006 Stock Plan and Other Options —continued

A summary of the Company’s stock options outstanding and exercisable at December 31, 2008, is presented in the table below:

	Option Exercise Price
	$0.14	$0.22	$0.30	$0.90	$1.13	$2.27	$0.12	$0.15	$0.03	Total	Intrinsic Value
Outstanding	348,452	72,000	955,462	125,000	20,000	25,000	8,390,179	24,958,750	9,500,000	44,394,843	––

Weighted average remaining contractual life of options outstanding (in years)	5.00	8.86	7.31	8.53	8.26	7.91	4.22	4.22	4.82	3.41

Exercisable	315,464	23,998	749,271	41,663	6,666	16,665	4,483,962	––	––	5,637,689	––

Accounting for option grants to employees

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

As a result of adopting SFAS 123(R), 2008 compensation expense of $396,909 was recorded. At December 31, 2008, the unamortized value of employee stock options under SFAS 123(R) was approximately $733,694. The unamortized portion will be expensed over a weighted average period of approximately three years.

The fair value of each option award is estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group. As of December 31, 2008, with only five quarters of actual trading history, the Company still possesses insufficient historical data to generate meaningful statistics that would yield results more relevant than the method adopted at the end of 2006. The Company will again re-evaluate this methodology at the end of the 2009 fiscal year.

The Company uses historical data to estimate option exercise and employee forfeiture within the valuation model; separate groups of employees that have similar exercise and/or termination behavior (such as management vs. non-management labor) are treated independently for valuation purposes. Although it still remained high in 2008, considering the startup mode under which the Company has functioned to date, it is believed that the forfeiture rate of management and employees will decrease from historic rates. As a result, historic forfeiture rates have been reduced by one half to estimate future behavior. The risk free rate for the periods within the contractual life of the options are based upon the U.S. Treasury yield curve at the time of the grant.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

12)

2006 Stock Plan and Other Options —continued

Accounting for option grants to employees — continued

The fair value of each option grant during the years ended December 31, 2008 and 2007, was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Years Ended December 31,
	2008	2007
Dividend yield	0%	0%
Weighted Average volatility	100.83%	100.83%
Risk-free interest rate (average)	2.81%	4.61%
Expected lives	5 years	5 years

The weighted average fair value of the employee options on the respective dates of grant, using the fair value based methodology for the year ended December 31, 2008 and 2007, was $0.12 and $0.53, respectively.

A summary of the status of the outstanding options and the changes during the year ended December 31, 2008, is presented in the table below:

	Number of Options			Weighted
	Employee	Non-Employee *	Total	Average Exercise Price

Balance January 1, 2008	2,085,368	410,392	2,495,760	$0.54
Granted	56,686,044	6,073,922	62,759,966	0.13
Exercised	—	—	—	—
Forfeited	(20,860,883)	—	(20,860,883)	0.18
Balance December 31, 2008	37,910,529	6,484,314	44,394,843	$0.13

	Number of Options Vested
	Employee	Non-Employee *	Total

Vested January 1, 2008	579,872	231,901	811,773
Vested during period	17,989,890	5,288,920	23,278,810
Exercised during period	—	—	—
Forfeited during period	(5,856,731)	—	(5,856,731)
Vested at December 31, 2008	12,713,031	5,520,821	18,233,852

———————

*

See Option grants to non-employees' below

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

12)

2006 Stock Plan and Other Options —continued

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

For the year ended December 31, 2008, the stock based compensation expense of $539,204 was recorded for non-employees related to the grant of non-transferable stock options to purchase 5,965,886 shares of the Common Stock issued in connection with ongoing consulting service arrangements begun at various dates during 2008. These awards were granted to certain consultants and involved a combination of cash compensation plus stock options that have exercise prices of $0.12 to $0.15. These options generally vest over a three-year service term, expire ten years from date of grant, and contain no performance-related or market condition provisions. Because the consulting arrangements included cash compensation, the options are not valued based on the value of consulting services received, but rather valued based on the value of the option consideration itself. The option compensation has been accounted for in accordance with SFAS 123(R) and EITF 96-18.

The options are valued at their grant date fair value as determined using the Black-Scholes model and applying appropriate dividend yield, expected volatility, interest rate and expected life assumptions applicable to these non-employee options. The calculated fair value will be recorded as consulting expense ratably over the expected service term.

The fair value of each option award was estimated on the date of grant using the Black-Sholes option valuation model that uses the assumptions noted in the following table, specific to non-employees. Because option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. As the Company was privately held prior to its recent recapitalization, its volatility has been based upon a study of the historical volatility of five similar high tech companies in their first five years of public trading. Limited comparable entities or indexes were available for comparison. The selected companies were semiconductor and healthcare equipment manufacturers who have become public entities during the last ten years and progressed through a startup process similar to the Company’s. Weighted average volatility for these companies for their first five years varied from 78.72% to 136.91%. Weighted average volatility was calculated using the first five years of trading history for the mean company within this representative group. As of December 31, 2008, the Company still possesses insufficient historical data to generate meaningful statistics that would yield results more relevant than the method adopted at the end of 2006. The Company will again re-evaluate this methodology at the end of the 2009 fiscal year.

For non-employees, the rate of non-exercise was reduced to zero, since there is no forfeiture provision assigned to these options. Although these options expire ten years from the date of grant, an expected life of approximately three years was utilized in the calculation to account for the fact that their exercise will likely occur in a more expedited fashion, with limited forfeiture.

	For the Years Ended December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	100.83%	100.83%
Risk-free interest rate	3.30%	4.61%
Expected lives	3 years	3 years

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

12)

2006 Stock Plan and Other Options —continued

Option grants to non-employees—continued

The weighted average fair value of non-employee options on the respective dates of grant, using the fair value based methodology for non-employees for the years ended December 31, 2008 and 2007, was $0.15 and $0.56 respectively. The unamortized value of non-employee stock options under SFAS 123(R) was approximately $159,291 at December 31, 2008. The unamortized portion will be expensed over a period up to three years consistent with individual consulting service agreements, to be re-evaluated quarterly.

13)

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

On January 11, 2008 and January 16, 2008, the Company accepted subscriptions from accredited investors in a private offering for (i) 35,750,000 and 9,875,000 shares of Common Stock, respectively, and (ii) five-year warrants to purchase 35,750,000 and 9,875,000 shares of Common Stock, respectively, at an exercise price of $0.08 per share, for which the Company received gross proceeds of $1,430,000 and $395,000, respectively and resulted in net proceeds of $1,697,880 after placement agent fees of $127,120 . These funds included $765,000 received through December 31, 2007. This equity funding also included issuing 1,530,860 of Common Stock in exchange for the remaining $50,000 of Bridge Note outstanding which converted to 1,530,860 shares of Common Stock at $0.04 per share and 1,291,625 warrants to purchase shares of Common Stock at $0.08 per share, as well as $140,000 of Short Term Notes which were converted into 7,000,000 shares of Common Stock at $0.02 per share and 7,000,000 warrants to purchase shares at $0.08.

On April 18, 2008, the Company issued 125,000 shares of Common Stock in connection with an investor’s exercise of a warrant to purchase these shares at an exercise price of $0.08, for which the Company received gross proceeds of $10,000.

On July 31, 2008 and August 15, 2008, the Company sold 28,000,000 and 2,400,000 shares of Common Stock, respectively, for which the Company received gross proceeds of $1,400,000 and $120,000 respectively and resulted in net proceeds of $1,413,600 after placement agent fees of $106,400. See Note 11.

In 2008, the Company issued Westminster Securities Corporation 11,487,500 warrants exercisable at $0.04 per share. See Note 11.

SURFECT HOLDINGS, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

INCEPTION (DECEMBER 26, 2000) THROUGH DECEMBER 31, 2008

14)

Loss Per Share

The Company has incurred losses in all periods since inception.

The effect of additional common stock issuable as a result of potential preferred share conversions, cumulative dividends on preferred shares, and exercise of warrants or stock options, net of treasury share repurchases from warrant and stock option proceeds, has not been included in the diluted loss per share calculation since their impact would be anti-dilutive. Such additional potentially issuable shares totaled 221,751,317 and 55,512,218 at December 31, 2008 and 2007, respectively.

15)

Subsequent Events

On March 31, 2009, Surfect Holdings, Inc. entered into a secured loan agreement with an individual for $100,000. The Company received the funds in two installments of $25,000 and $75,000. The principal bears interest at a rate of five percent (5%) per annum. Repayments of the loan shall be made in four equal quarterly installments of principal and accrued interest thereon, with the first installment due on June 30, 2009. This loan is collateralized by all of the assets of Surfect Technologies, Inc. and is guaranteed by Surfect Technologies, Inc.